Form 10QSB
period 2003-03-31
AMERIFIRST FUND I LLC
filed 2003-06-30
CIK 1178570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: March 31, 2003

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to __________

                       Commission file number: 333-98651*

                             AmeriFirst Fund I, LLC
        (Exact name of small business issuer as specified in its charter)

               Florida                                  16-1628-844
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

                               1712-H Osborne Rd.
                            St. Marys, Georgia 31558
                    (Address of principal executive offices)

                                 (912) 673-9100
                           (Issuer's telephone number)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were no units of membership interest of the registrant outstanding as of June 25, 2003.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

*(Registration Statement on Form S-1 was first declared effective on May 14,
2003)

                                                          AMERIFIRST FUND I, LLC
                                                   (A Development Stage Company)

                                                                        CONTENTS
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                                                                          Page
Condensed Balance Sheets as of March 31, 2003 (Unaudited)
   and September 30, 2002                                                    1
Condensed Statements of Operations and Member's Equity (Unaudited)
   for the Three and Six Months Ended March 31, 2003 and
   Cumulative from April 22, 2002 (Inception)                                2
Condensed Statements of Cash Flows (Unaudited) for the Six Months
   Ended March 31, 2003 and Cumulative from April 22, 2002 (Inception)       3

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)                        4-5

Item 2. Management's Discussion and Analysis or Plan of Operation          6-8

Item 3. Controls and Procedures                                              8

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                            9

Item 6. Exhibits and Reports on Form 8-K                                    10

Signatures                                                                  11

                                                          AMERIFIRST FUND I LLC.
                                                   (A Development Stage Company)

                                                        CONDENSED BALANCE SHEETS

                               March 31, 2003 (Unaudited) and September 30, 2002
--------------------------------------------------------------------------------

                               ASSETS

                                                           March 31, 2003      September 30, 2002
                                                           --------------      ------------------
Current assets                                                 $     --             $      --
Deferred offering costs                                         208,718               183,718
                                                               --------             ---------

         TOTAL ASSETS                                          $208,718             $ 183,718
                                                               ========             =========

             LIABILITIES AND MEMBER'S EQUITY (DEFICIT)

Due to related party                                           $     --             $ 218,100
                                                               --------             ---------

         TOTAL LIABILITIES                                           --               218,100

COMMITMENTS AND CONTINGENCIES

MEMBER'S EQUITY (DEFICIT) ACCUMULATED DURING
 THE DEVELOPMENT STAGE                                          208,718               (34,382)
                                                               --------             ---------

TOTAL LIABILITIES AND MEMBER'S EQUITY
 (DEFICIT)                                                     $208,718             $ 183,718
                                                               ========             =========

         The accompany notes are an integral part of these financial statements.

                                                          AMERIFIRST FUND I LLC.
                                                   (A Development Stage Company)

                          CONDENSED STATEMENTS OF OPERATIONS AND MEMBER'S EQUITY
                                                                     (UNAUDITED)

                           For the Three and Six Months Ended March 31, 2003 and
                                      Cumulative From April 22, 2002 (Inception)
--------------------------------------------------------------------------------

                                                  Three                  Six             Cumulative From
                                              Months Ended          Months Ended         April 22, 2002
                                             March 31, 2003        March 31, 2003          (Inception)
                                             --------------        --------------        ---------------
REVENUES FROM POLICIES HELD IN TRUST            $      --             $      --             $      --

EXPENSES                                           26,003                26,003                60,385
                                                ---------             ---------             ---------

         NET LOSS                                 (26,003)              (26,003)              (60,385)

MEMBER'S (DEFICIT) - Beginning                    (34,382)              (34,382)                   --

  Contribution of Capital                         269,103               269,103               269,103
                                                ---------             ---------             ---------

MEMBER'S EQUITY - Ending                        $ 208,718             $ 208,718             $ 208,718
                                                =========             =========             =========

         The accompany notes are an integral part of these financial statements.

                                                          AMERIFIRST FUND I LLC.
                                                   (A Development Stage Company)

                                              CONDENSED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)

                                     For the Six Months Ended March 31, 2003 and
                                      Cumulative From April 22, 2002 (Inception)
--------------------------------------------------------------------------------

                                                                     Cumulative From
                                                       March 31,      April 22, 2002
                                                         2003          (Inception)
                                                       ---------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $(26,003)         $ (60,385)
                                                       --------          ---------

         NET CASH USED IN OPERATING ACTIVITIES          (26,003)           (60,385)
                                                       --------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES                         --                 --
                                                       --------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Contribution of Capital                                51,003            269,103
  Deferred offering costs                               (25,000)          (208,718)
                                                       --------          ---------

         NET CASH PROVIDED BY FINANCING ACTIVITIES       26,003             60,385
                                                       --------          ---------

CASH AND CASH EQUIVALENTS - Beginning                        --                 --
                                                       --------          ---------

CASH AND CASH EQUIVALENTS - Ending                     $     --          $      --
                                                       ========          =========

Non Cash Investing and Financing Activities

On February 13, 2003, the Fund converted $218,100 owed to a related party to contributed capital pursuant to an expense agreement (See Note 2).

         The accompany notes are an integral part of these financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - Formation, Nature of Business, and Management Plans

      AmeriFirst Fund I, LLC (the "Fund") was organized on April 22, 2002 to offer units in a securitized pool of life insurance policies. The Fund will provide living benefits to terminally ill and chronically ill persons of all ages and senior citizens, age 65 and older with life expectancies based solely on actuarial tables in exchange for ownership of their life insurance policies. A life settlement is the payment of cash in return for an assignment of ownership or beneficial interest in, and the right to receive the face value of, a life insurance policy. The Fund will purchase life insurance policies from AmeriFirst Funding Group, Inc. (the "Provider"), a related party. The Provider will assign and/or transfer beneficial interest to the Fund.

      The Provider will originate policy purchases directly from the insured if licensed as a broker, through other providers, or through an unaffiliated broker network and transfer ownership or irrevocable beneficial interest to the Fund. In addition, the Fund's principal offices will be located at the principal offices of the Provider.

      The Fund's Manager, AmeriFirst Financial Services, Inc. (the "Manager"), along with the Provider or other licensed providers, will determine the amount paid for an insurance policy based on various factors, including the estimated life expectancy of the insured, the estimated premiums payable under the policy over the expected life of the insured and certain other costs of the life settlement. The Fund's existence ends on December 31, 2027, unless liquidated sooner.

      The Fund has not commenced principal operations as of June 25, 2003. The Fund will be offering and selling to the public a minimum of 2,500 units and up to a maximum of 100,000 units at $1,000 per unit, with an initial minimum investment of 100 units (the "Offering"). The units are being distributed on a "best efforts" basis by AmeriFirst Capital Corp., an affiliate of the Manager and Provider. The proceeds of this offering will be held in escrow with a Bank until the $2,500,000 minimum amount is received. If the minimum amount is not received within six months from the effective date of the Offering, then all subscription amounts (including interest), will be returned to all subscribers. These factors raise substantial doubt as to the Fund's ability to continue as a going concern. The ability of the Fund to continue as a going concern is dependent upon the success of the Fund to raise the $2,500,000 minimum subscription needed within the specified time pursuant to the Fund's operating agreement. The financial statements do not include any disclosures that might be necessary should the Fund be unable to continue as a going concern.

NOTE 2 - Related Party Contract

      On February 13, 2003, the Fund and AmeriFirst, Inc. ("AmeriFirst") entered into an expense agreement (the "Agreement"). Such Agreement provides that the Fund is not required to repay amounts due to AmeriFirst arising from expenses incurred on its behalf by

      AmeriFirst, or for services rendered by AmeriFirst to the Fund through the date of the Agreement. In addition, AmeriFirst will not charge the Fund for expenses incurred on its behalf by AmeriFirst for services rendered to the Fund subsequent to February 13, 2003.

      The Fund recorded the cumulative effect of this Agreement as a contribution to capital in the amount of $269,103 through March 31, 2003.

NOTE 3 - Basis of Presentation

      Our accompanying unaudited condensed financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended March 31, 2003 are not necessarily indicative of the results that may be expected for any other interim period or the full year. The condensed financial statements should be read in conjunction with the notes to the financial statements and in conjunction with the Fund's audited financial statements for the period April 22, 2002 (Inception) through September 30, 2002 which are included in the Fund's prospectus (Registration No. 333-98651) dated May 14, 2003, as amended, as filed with the Securities and Exchange Commission on May 20, 2003. The accounting policies used to prepare the condensed financial statements are consistent with those described in the September 30, 2002 financial statements.

NOTE 4 - Subsequent Events

      Subsequent to March 31, 2003, the Fund received $69,254 of contributions from AmeriFirst for expenses and deferred financing costs incurred by the Fund. The Fund recorded the monies received as contributed capital.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward Looking Statements

      Statements in this Item 2 "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Report are certain statements which are not historical or current fact and constitute "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of l933 and
Section 21E of the Securities Act of l934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of AmeriFirst Fund I, LLC to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Such forward looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and our most recent results. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "may," "will", "potential," "opportunity," "believes," "belief," "expects," "intends," "estimates," "anticipates" or "plans" to be uncertain and forward- looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the reports and registration statements filed with the Securities and Exchange Commission of AmeriFirst Fund I, LLC.

Background

      AmeriFirst Fund I, LLC (the "Fund", "we" or "our") was formed in the State of Delaware in April 2002 and reincorporated in Florida in September 2002 as a Florida limited liability company. The Fund was formed solely for the restricted, limited purpose of purchasing life insurance policies at a discount to face value from terminally ill and chronically ill persons of all ages and senior citizens, age 65 and older, with estimated life expectancies based solely on actuarial tables, to create a pool of life insurance policies. We intend to offer a minimum of 2,500 units and up to a maximum of 100,000 units at $1,000 per unit (the "Offering"). Each unitholder is entitled to his or her proportionate beneficial interest in the income to be generated from the life insurance policies.

Twelve Month Plan of Operation

      As of March 31, 2003, the Fund had $208,718 of assets consisting of deferred financing costs and had not commenced operations. On February 13, 2003, the Fund and AmeriFirst, Inc. ("AmeriFirst") entered into an expense agreement (the "Agreement"). The Agreement provides that the Fund is not required to repay amounts due to AmeriFirst arising from expenses incurred on its behalf by AmeriFirst, or for services rendered by AmeriFirst to the Fund through the date of the Agreement. In addition, AmeriFirst will not charge the Fund for expenses incurred on the Fund's behalf for services rendered to the Fund subsequent to February 13, 2003. Accordingly, the Fund reclassified as contributed capital $218,100 of liabilities at December 31, 2002 and $51,003 of advances from AmeriFirst during the three months ended March 31, 2003.

      We must raise a minimum of $2,500,000 in the Offering before we can commence operations and purchase life insurance policies. The proceeds of this offering will be held in an interest bearing escrow account with SouthTrust Bank until we raise the $2,500,000 minimum. During the next 12 months, if we raise the $2,500,000 minimum, our manager, AmeriFirst Financial Services, Inc. ("Manager"), will select life insurance policies for the Fund to purchase and will also assist the Fund by servicing such life insurance policies, although it may decide to outsource any or all non-financial services to third parties. Our provider, AmeriFirst Funding Group, Inc. ("Provider") will originate policy purchases either directly from the insured, when it is licensed or not required to be licensed, from other providers or from a broker network. Our Provider has agreed in writing to assign all polices which it purchases to the Fund, except those it may sell on a non-securitized basis to unaffiliated third parties. We believe that we will have an adequate number of opportunities to invest in life insurance policies in the United States when funds raised in the Offering are made available to the Fund.

      John Tooke, chief executive officer and controlling shareholder of our Manager, Provider and underwriter, AmeriFirst Capital Corp. ("Underwriter"), has extensive experience in investment banking and selling mortgage backed securities. Although he has no actual experience in purchasing life settlement policies, he has researched the life settlements industry since at least April 2001 and conducted all organizational activities necessary for the Fund. Our Manager intends to service the life insurance policies with experienced employees it has hired, as described below. However, our Manager may outsource any or all of the non-financial services of servicing the life insurance policies to an unaffiliated third party servicer to assist the Fund in reviewing each policy, closing the purchases of such policies, monitoring life status of the insured and filing death benefit claims. Our Manager has entered into agreements with four unaffiliated organizations to conduct its medical due diligence review to determine estimated life expectancies and with one of such companies to track the status of the insured. Neither the Fund nor our Manager, Provider or Underwriter has entered into any other arrangements, agreements or understandings with any third parties to act as our servicer. If it did enter into such an agreement, the Fund would be dependent upon the services of third parties for its overall success.

      We do not anticipate hiring any employees or acquiring any fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because we will be utilizing our Manager's and its affiliate's personnel and office equipment. As of May 5, 2003, our Manager, Provider and their affiliates employed 20 persons, including John Tooke, chief executive officer, a senior software architect, in-house legal staff, accounting staff, insurance review, insurance analyst, medical review, policy administration, computer and data processing personnel, customer service, medical administration and administrative assistants. Our Manager occupies approximately 7,349 square feet of office space in Florida, and also occupies space at the Fund's offices in St. Marys, Georgia. This facility is equipped with office furniture, telephones, fax machines, photo copiers, multiple computers in a server system and whatever else will be needed to operate. The fees which we will pay our Manager as compensation will be in lieu of all other payments for operating expenses.

      The Fund has not committed itself to purchase any life insurance policies, and has not entered into any arrangements or other transactions other than with the underwriter of our initial public offering and other affiliates, and four unaffiliated medical review service companies, the latter of which are terminable without penalty after 90 days. We do not intend to incur any indebtedness at the commencement of our operations, although we may later establish a line of credit for future use.

Critical Accounting Policy

Recognition For Purchased Life Insurance Policies

      We will record our investment in life insurance policies pursuant to Financial Accounting Standards Board Technical Bulletin 85-4 "Accounting for Purchases of Life Insurance" ("FTB 85-4"). FTB 85-4 requires the amount to be realized (the policy's cash surrender value) under the insurance contract to be recorded as an asset. The change in cash surrender value during the period will be recorded as an adjustment of premiums paid in determining the expense or income to be recognized for the period.

      The purchase price for life insurance policies (which includes all related acquisition costs) is expected to be higher than the cash surrender value. We will record the cash surrender value of the policy as an asset and not the amount of cash invested in such policy. This accounting policy will have a negative effect on our balance sheet and an operating loss will be recorded on the initial purchase of the policy. We expect operating losses during the early life of the Fund until the benefits under such policies become payable. This accounting policy should have no effect on the Fund's cash flows and estimated rate of return per individual insurance policy.

Item 3.  Controls and Procedures

      Within the 90 days prior to the filing of this report, the Fund's management, including the Fund's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design of the Fund's disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d- 14(c) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Fund's disclosure controls and procedures were effective, in all material respects, to ensure that the information required to be disclosed in the reports the Fund files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

      There have been no significant changes (including corrective actions with regards to significant deficiencies and material weaknesses) in the Fund's internal controls or in other factors subsequent to the date the Fund carried out its evaluation that could significantly affect these controls.

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

      On May 14, 2003, our Registration Statement on Form S-1 (Registration No.:
333-98651), as amended, was declared effective with the Securities and Exchange Commission for the initial public offering of up to a maximum of 100,000 units of ownership interest in the Fund at $1,000 per unit for an aggregate purchase price of $100,000,000. Our Underwriter, an NASD licensed broker-dealer, who is also an affiliate of our Manager, is offering and selling the units, but it may also engage other NASD broker-dealers and foreign dealers who agree to abide by the NASD rules to sell our units. As of June 25, 2003, no units have been sold.

      The proceeds of this offering will be held in an interest bearing escrow account with SouthTrust Bank until we raise a minimum of $2,500,000. We must receive the $2,500,000 minimum offering before we can commence operations and purchase life insurance policies. The gross proceeds of the Offering will be used to: purchase life insurance policies for less than the face amount of the policy, pay the referring broker's fee, establish a premium escrow account to make premium payments on the policies and the balance to pay for all services required in connection with the policies, including all related fees and all sales commissions on the units offered in the Offering. Funds that have not yet been used to make or acquire life insurance policies will be deposited in an interest-bearing operating escrow account. Investors will be entitled to a pro-rata share of the short-term interest earned in the operating escrow account.

      AmeriFirst, Inc., the holding company controlled by John Tooke, has agreed pursuant to an Expense Agreement dated February 13, 2003, to pay at its own expense all organizational and offering expenses of the Offering including without limitation, legal and accounting expenses, photocopy costs, selling expenses, and filing fees paid to the Securities and Exchange Commission and state securities commissions.

      From May 14, 2003 through June 25, 2003, an aggregate of approximately $69,254 in expenses were incurred on the account of the Fund in connection with the issuance and distribution of the units for expenses paid to or for our underwriter, other expenses and total expenses.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

99.1 Chief Executive and Chief Financial Officer Statement Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 27, 2003                   AmeriFirst Fund I, LLC

                                       By: AmeriFirst Financial Services, Inc.,
                                           its Manager


                                           /s/ John Tooke
                                           -------------------------------------
                                           John Tooke, Chief Executive Officer
                                           (Principal Executive Officer and
                                           Principal Accounting Officer)

      I, John Tooke, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of AmeriFirst Fund I, LLC;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      Date: June 27, 2003             /s/ John Tooke
                                      ------------------------------------------
                                      John Tooke
                                      Principal Executive Officer and
                                      Principal Financial and Accounting Officer