Form 10QSB
period 2003-06-30
AMERIFIRST FUND I LLC
filed 2003-08-13
CIK 1178570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: June 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were no units of membership interest of the registrant outstanding as of August 13, 2003.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                                                                           Page
                                                                           ----
Condensed Balance Sheets as of June 30, 2003 (Unaudited)
   and September 30, 2002                                                    2
Condensed Statements of Operations and Member's Equity (Unaudited)
   for the Three and Nine Months Ended June 30, 2003,
   the Period from April 22, 2002 (inception) through
   June 30, 2002 and Cumulative from April 22, 2002 (Inception)
   through June 30, 2003                                                     3
Condensed Statements of Cash Flows (Unaudited) for the Nine Months
   Ended June 30, 2003, the Period from April 22, 2002
   (inception) through June 2002 and Cumulative from April 22, 2002
   (Inception) through June 30, 2003                                         4

       NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)                 5-6

Item 2. Management's Discussion and Analysis or Plan of Operation          7-9

Item 3. Controls and Procedures                                              9

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                           10

Item 6. Exhibits and Reports on Form 8-K                                    11

Signatures                                                                  12

Exhibit

      31 Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

      32 Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

                                                          AMERIFIRST FUND I LLC.
                                                   (A Development Stage Company)

                                                        CONDENSED BALANCE SHEETS

                                June 30, 2003 (Unaudited) and September 30, 2002
--------------------------------------------------------------------------------

                                     ASSETS

                                                        June 30,   September 30,
                                                          2003          2002
                                                        --------   ------------

Current assets                                          $     --      $      --
Deferred offering costs                                  272,598        183,718
                                                        --------      ---------

         TOTAL ASSETS                                   $272,598      $ 183,718
                                                        ========      =========

                   LIABILITIES AND MEMBER'S EQUITY (DEFICIT)

Due to related party                                    $     --      $ 218,100
                                                        --------      ---------

         TOTAL LIABILITIES                                    --        218,100

COMMITMENTS AND CONTINGENCIES

MEMBER'S EQUITY (DEFICIT) ACCUMULATED DURING
 THE DEVELOPMENT STAGE                                   272,598        (34,382)
                                                        --------      ---------

TOTAL LIABILITIES AND MEMBER'S EQUITY                   $272,598      $ 183,718
                                                        ========      =========

                                                          AMERIFIRST FUND I LLC.
                                                   (A Development Stage Company)

                          CONDENSED STATEMENTS OF OPERATIONS AND MEMBER'S EQUITY
                                                                     (UNAUDITED)

                For the Three and Nine Months Ended June 30, 2003 and the Period
                 April 22, 2002 (inception) through June 30, 2002 and Cumulative
                           From April 22, 2002 (Inception) through June 30, 2003
--------------------------------------------------------------------------------

                                                                                               Cumulative
                                                   Period                         Period           From
                                                April 22 2002                  April 22 2002  April 22 2002
                                     Three       (inception)        Nine        (inception)    (inception)
                                 Months Ended      through      Months Ended      through        through
                                   June 30,        June 30,       June 30,       June 30,        June 30,
                                     2003            2002           2003           2002            2003
                                --------------------------------------------------------------------------
REVENUES FROM
 POLICIES HELD IN TRUST           $      --      $       --     $      --      $          --     $      --

EXPENSES                             14,892              --        40,895                 --        75,277
                                  ---------      ----------     ---------      -------------     ---------

         NET LOSS                   (14,892)             --       (40,895)                --       (75,277)

MEMBER'S EQUITY
 (DEFICIT) - Beginning              208,718              --       (34,382)                --            --

  Contribution of Capital            78,772              --       347,875                 --       347,875
                                  ---------      ----------     ---------      -------------     ---------

MEMBER'S EQUITY - Ending          $ 272,598      $       --     $ 272,598      $          --     $ 272,598
                                  =========      ==========     =========      =============     =========

                                                          AMERIFIRST FUND I LLC.
                                                   (A Development Stage Company)

                                              CONDENSED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)

           For the Nine Months Ended June 30, 2003 and the Period April 22, 2002
                           (inception) through June 30, 2002 and Cumulative From
                                April 22, 2002 (Inception) through June 30, 2003
--------------------------------------------------------------------------------

                                                                                             Cumulative
                                                                          Period,                From
                                                                       April 22 2002        April 22, 2002
                                                         Nine           (inception)          (inception)
                                                     Months Ended        through               through
                                                       June 30,          June 30,              June 30,
                                                         2003              2002                  2003
                                                     -----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $ (40,895)        $        --           $ (75,277)
                                                      ---------         -----------           ---------

         Net Cash used in Operating Activities          (40,895)                 --             (75,277)
                                                      ---------         -----------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES                         --                  --                  --
                                                      ---------         -----------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Contribution of Capital                               129,775                  --             347,875
  Deferred offering costs                               (88,880)                 --            (272,598)
                                                      ---------         -----------           ---------

         Net Cash Provided by Financing
          Activities                                     40,895                  --              75,277
                                                      ---------         -----------           ---------

         NET INCREASE IN CASH AND
          CASH EQUIVALENTS                                   --                  --                  --

CASH AND CASH EQUIVALENTS - Beginning                        --                  --                  --
                                                      ---------         -----------           ---------

CASH AND CASH EQUIVALENTS - Ending                    $      --         $        --           $      --
                                                      =========         ===========           =========

Non Cash Investing and Financing Activities

On February 13, 2003 the Fund converted $218,100 due to a related party to contributed capital pursuant to an expense agreement (See Note 2).

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

            The Fund has not commenced principal operations as of August 1, 2003. The Fund will be offering and selling to the public a minimum of 2,500 units and up to a maximum of 100,000 units at $1,000 per unit, with an initial minimum investment of 100 units (the "Offering"). The units being distributed on a "best efforts" basis by AmeriFirst Capital Corp., an affiliate of the Manager and Provider. The proceeds of this offering will be held in escrow with a Bank until the $2,500,000 minimum amount is received. If the minimum amount is not received within six months from the effective date of the Offering, then all subscription amounts (including interest), will be returned to all subscribers. These factors raise substantial doubt as to the Fund's ability to continue as a going concern. The ability of the Fund to continue as a going concern is dependent upon the success of the Fund to raise the $2,500,000 minimum subscription needed within the specified time pursuant to the Fund's operating agreement. The financial statements do not include any disclosures that might be necessary should the Fund be unable to continue as a going concern.

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

      The Fund recorded the cumulative effect of this Agreement as a contribution to capital in the amount of $347,875 from February 13, 2003 through June 30, 2003.

NOTE 3 - Basis of Presentation

      Our accompanying unaudited condensed financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended are not necessarily indicative of the results that may be expected for any other interim period or the full year. The condensed financial statements should be read in conjunction with the notes to the financial statements and in conjunction with the Fund's audited financial statements for the period April 22, 2002 (Inception) through September 30, 2002 which are included in the Fund's prospectus (Registration No. 333-98651) dated May 14, 2003, as amended, as filed with the Securities and Exchange Commission on May 20, 2003. The accounting policies used to prepare the condensed financial statements are consistent with those described in the September 30, 2002 financial statements.

NOTE 4 - Subsequent Events

      Between July 4 and August 4, 2003, the Fund received approximately $47,500 of contributions from AmeriFirst for expenses and deferred financing costs incurred by the Fund. The Fund recorded the monies received as contributed capital.

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

Twelve Month Plan of Operation

      As of June 30, 2003, the Fund had $272,598 of assets consisting of deferred financing costs and had not commenced operations. On February 13, 2003, the Fund and AmeriFirst, Inc. ("AmeriFirst") entered into an expense agreement (the "Agreement"). The Agreement provides that the Fund is not required to repay amounts due to AmeriFirst arising from expenses incurred on its behalf by AmeriFirst, or for services rendered by AmeriFirst to the Fund through the date of the Agreement. In addition, AmeriFirst will not charge the Fund for deferred offering costs and expenses incurred on the Fund's behalf for services rendered to the Fund subsequent to February 13, 2003. Accordingly, the Fund reclassified as contributed capital $218,100 of liabilities at December 31, 2002 and $129,775 of advances from AmeriFirst during the nine months ended June 30, 2003.

      We must raise a minimum of $2,500,000 in the Offering before we can commence operations and purchase life insurance policies. The proceeds of this offering will be held in an interest bearing escrow account with SouthTrust Bank until we raise the $2,500,000 minimum. If the minimum amount is not received within six months of the effective date of the Offering, then all subscription amounts (including interest), will be returned to all subscribers. These factors raise substantial doubt as to the Fund's ability to continue as a going concern. The ability of the Fund to continue as a going concern is dependent upon the success of the Fund to raise the $2,500,000 minimum subscription needed within the specified time pursuant to the Fund's operating agreement. During the next 12 months, if we raise the $2,500,000 minimum, our manager, AmeriFirst Financial Services, Inc. ("Manager"), will select life insurance policies for the Fund to purchase and will also assist the Fund by servicing such life insurance policies, although it may decide to outsource any or all non-financial services to third parties. Our provider, AmeriFirst Funding Group, Inc. ("Provider") will originate policy purchases either directly from the insured, when it is licensed or not required to be licensed, from other providers or from a broker network. Our Provider has agreed in writing to assign all polices which it purchases to the Fund, except those it may sell on a non-securitized basis to unaffiliated third parties. We believe that we will have an adequate number of opportunities to invest in life insurance policies in the United States when funds raised in the Offering are made available to the Fund.

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

      We do not anticipate hiring any employees or acquiring any fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because we will be utilizing our Manager's and its affiliate's personnel and office equipment. As of July 21, 2003, our Manager, Provider and their affiliates employed 21 persons, including John Tooke, chief executive officer, a senior software architect, in-house legal staff, accounting staff, insurance review, insurance analyst, medical review, policy administration, computer and data processing personnel, customer service, medical administration and administrative assistants. Our Manager occupies approximately 7,349 square feet of office space in Florida, and also occupies space at the Fund's offices in St. Marys, Georgia. This facility is equipped with office furniture, telephones, fax machines, photo copiers, multiple computers in a server system and whatever else will be needed to operate. The fees which we will pay our Manager as compensation will be in lieu of all other payments for operating expenses.

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

Item 3. Controls and Procedures

      Within the 90 days prior to the filing of this report, the Fund's management, including the Fund's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design of the Fund's disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Fund's disclosure controls and procedures were effective, in all material respects, to ensure that the information required to be disclosed in the reports the Fund files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

      There have been no significant changes (including corrective actions with regards to significant deficiencies and material weaknesses) in the Fund's internal controls or in other factors subsequent to the date the Fund carried out its evaluation that could significantly affect these controls.

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

      On May 14, 2003, our Registration Statement on Form S-1 (Registration No.:
333-98651), as amended, was declared effective with the Securities and Exchange Commission for the initial public offering of up to a maximum of 100,000 units of ownership interest in the Fund at $1,000 per unit for an aggregate purchase price of $100,000,000. Our Underwriter, an NASD licensed broker-dealer, who is also an affiliate of our Manager, is offering and selling the units, but it may also engage other NASD broker-dealers and foreign dealers who agree to abide by the NASD rules to sell our units. As of August 1, 2003, no units have been sold.

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

      During the three months ended June 30, 2003, an aggregate of approximately $79,000 in expenses were incurred on the account of the Fund in connection with the registration statement for the sale of the units.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number      Description
--------------      -----------

    31* Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

    32* Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

---------
*     Filed with this report

(b)   Reports on Form 8-K.

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2003                AmeriFirst Fund I, LLC

                                      By: AmeriFirst Financial Services, Inc.,
                                          its Manager


                                          /s/ John Tooke
                                          --------------------------------------
                                          John Tooke, Chief Executive Officer
                                          (Principal Executive Officer and
                                           Principal Accounting Officer)