Form 10KSB
period 2003-09-30
AMERIFIRST FUND I LLC
filed 2003-12-29
CIK 1178570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

            For the fiscal year ended: September 30, 2003

                                       or

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition period from ___________ to _______________

            Commission file number: 333-98651*

                             AMERIFIRST FUND I, LLC
                 (Name of small business issuer in its charter)

            Florida                                     16-1628-844
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

1712-H Osborne Rd.  St. Marys, Georgia                               31558
(Address of principal executive offices)                           (Zip Code)

Issuer's telephone number, including area code: (912) 673-9100

Securities registered under Section 12(b) of the Act:

     Title of each class            Name of each exchange on which registered
     -------------------            -----------------------------------------
              None                               Not Applicable

Securities registered under Section 12(g) of the Act:

                                      None
                                (Title of Class)

      Indicate by check mark whether the issuer has: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      Issuer's revenues for its fiscal year ended September 30, 2003: $0.

      The aggregate market value of issuer's voting and non-voting common equity held by non-affiliates of the issuer as of December 15, 2003, was $0. There is no established public trading market for the registrant's units.

      The registrant had 0 units of membership interest outstanding as of December 15, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

      None.

      Transitional Small Business Disclosure Format (Check One) : Yes |_| No |X|

      *Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission on May 14, 2003, as amended by Post-Effective Amendment No. 2 declared effective on October 17, 2003.

ITEM 1. DESCRIPTION OF BUSINESS.

General

      AmeriFirst Fund I, LLC (the "Fund," "we" or "our") was formed in the State of Delaware in April 2002 and reincorporated in Florida on September 20, 2002, as a Florida limited liability company. The Fund was formed solely for the restricted, limited purpose of purchasing life insurance policies at a discount to face value from terminally ill and chronically ill persons of all ages and senior citizens, age 65 and older, with estimated life expectancies based solely on actuarial tables, to create a pool of life insurance policies. Our manager, AmeriFirst Financial Services, Inc. ("Manager"), will select life insurance policies for the Fund to purchase and will also assist the Fund by servicing such life insurance policies, although it may decide to outsource any or all non-financial services to unaffiliated third parties. Our provider, AmeriFirst Funding Group, Inc. ("Provider") will originate policy purchases either directly from the insured, when it is licensed or not required to be licensed, from other providers or from a broker network. Our existence will terminate on December 31, 2027, unless earlier dissolved or terminated in accordance with our Operating Agreement dated as of May 13, 2003 ("Operating Agreement"), by amendment to our Operating Agreement or as otherwise provided by law.

      On May 14, 2003, our Registration Statement on Form S-1, as amended by Post-Effective Amendment No. 2 on October 17, 2003 (the "Prospectus"), became effective with the Securities and Exchange Commission ("SEC") for the initial public offering of up to a maximum of 100,000 units of membership interest in the Fund at $1,000 per unit (the "Offering"), with an initial minimum investment of 100 units at $100,000, although our Manager reserves the right to accept initial subscriptions of less than $100,000. The Offering is being made pursuant to the Fund's Prospectus dated October 17, 2003, which date is hereinafter referred to as the "Effective Date of the Offering." The units represent fractional beneficial interest in the income to be generated primarily from a pool of life insurance policies. We must raise a minimum of $2,500,000 in the Offering before we can commence operations and purchase life insurance policies. The proceeds of the Offering will be held in an interest bearing escrow account with SouthTrust Bank until we raise the $2,500,000 minimum. If the minimum amount is not received within six months of the Effective Date of the Offering, unless extended for an additional six months until October 17, 2004, then all subscription amounts (including interest) will be returned to all subscribers. Our underwriter, AmeriFirst Capital Corp. ("Underwriter"), an NASD licensed broker-dealer, which is also an affiliate of our Manager, is solely responsible for the offer and sale of the units in the Fund. However, units may also be sold by officers of the Fund who are sales representatives licensed by the NASD and by other selected dealers who will receive commissions where permitted. Each member of the Fund is entitled to his or her proportionate beneficial interest in the income to be generated from the life insurance policies. As of December 15, 2003, we have not sold any units of membership interest in the Fund.

The Life Settlements Market

      The life settlements market is an extension of the viatical market that became popular in the late 1980s. Then, the focus was on buying policies of terminally ill people (particularly AIDS patients) who had a life expectancy of less than three years and needed money before their death. The focus has expanded to currently include senior citizens with a limited life expectancy who have insurance policies they no longer need or who require more liquidity. Historically, the only option available for people who either did not want or could not afford to pay premiums on a policy was to surrender it for cash value. Life settlement firms, like the Fund, will pay significantly more than the cash surrender value.

      Another option available to senior citizens is to use their accelerated death benefit option on their policy if it is an option. See "Competition" below. While these are not for every policyholder, they are a valuable option. According to Senior Market Advisor, senior advisors should be aware of the benefits of the life settlements. Seniors in the United States hold life insurance policies worth nearly half a trillion dollars, according to insurance industry experts. More than $100 billion of this amount is eligible for sale as life settlements.

      Seniors may have purchased large insurance policies when they had young families and then, when they reached older age and their children became adults, no longer needed the life insurance coverage that was necessary when they were younger. In many cases, seniors might simply have stopped paying premiums and allowed their policies to lapse. Senior settlements relieve seniors of the obligation to pay insurance premiums, which on some types of policies may be quite high for older insureds, and permit them to obtain a portion of their policy limits to use while they are alive.

      According to the National Center for Health Statistics and Center for Disease Control in a report issued August 6, 1999, Americans have a longer life expectancy in the twenty-first century due to the advancements in medical technology and treatment. However, despite our remarkable progress, heart disease and stroke remain leading causes of disability and death, especially in older adults and seniors. In addition, declines in heart disease and stroke mortality mask important differences in rates of decline by race/ethnicity, sex socioeconomic status and geographic region. Also, according to American Cancer Society, Surveillance Research, 2002, cancer is the second leading cause of death in the United States, exceeded only by heart disease. Although many trends have been positive, trends for some important indicators have not improved substantially, have leveled off, or are reversing.

The Fund

      The Fund has no operating history and had only nominal capital and did not have any assets other than $326,509 of deferred offering costs as of September 30, 2003. The Fund does not have its own employees or offices. The employees of our Manager and Provider and their parent, AmeriFirst, Inc., will carry out our operations at their offices or will outsource and oversee the services performed by a third party servicer. AmeriFirst, Inc., the holding company controlled by John Tooke, has agreed pursuant to the Restated Expense Agreement dated as of December 23, 2003 by and between the Fund and AmeriFirst (the "Expense Agreement"), to pay at its own expense, all organizational and offering expenses of the Offering including without limitation, legal and accounting expenses, photocopy costs, selling expenses, and filing fees paid to the SEC and state securities commissions. Accordingly, the Fund will receive all proceeds from the Offering. The address and telephone number of the Fund is 1712-H Osborne Road, St. Marys, Georgia 31558, (912) 673-9100.

      John Tooke is the Chief Executive Officer and controlling shareholder of our Manager, Provider and Underwriter and may be deemed to be a founder and/or promoter of the Fund. However, the loss of John Tooke's services would not terminate the Fund's business and operations. At this point in time, each company is established with experienced staff with the knowledge and ability to continue their departments in the case that Mr. Tooke is unable to fulfill his duties. AmeriFirst, Inc. has two other shareholders, as described below under "Officers and Directors of AmeriFirst, Inc." who may become active participants in the operations of the corporations at a later point in time. They would be able to immediately step in to work if Mr. Tooke's services were not available. The contingency plan would also have AmeriFirst, Inc.'s counsel, Mr. Dan Armstrong, actively run the operations of the companies in Mr. Tooke's absence. Mr. Armstrong has been with Mr. Tooke during the entire establishment of the operations and has been involved in the life settlements business for more than a year and he has extensive experience in senior management for several decades with multi-national companies and his own companies. Management believes that the business and operations of all the companies of AmeriFirst Inc. would continue to be operational even with the loss of Mr. Tooke's services.

Our Manager

      Our Manager is AmeriFirst Financial Services, Inc. Our Manager was formed in the State of Delaware on September 4, 2002 and is qualified to do business in Florida and Georgia. Our Manager's main office is in Florida, but it also maintains an office at the Fund's and our Provider's Georgia location. AmeriFirst, Inc., a Delaware holding company ("AmeriFirst"), 50% of whose capital stock is beneficially owned by John Tooke, owns all of the capital stock of our Manager. Our Manager was formed to be a real estate broker, mortgage broker and to provide managerial services not only for the Fund, our Provider and our Underwriter, but may also provide services to other outside companies or funds for a fee. Our Manager also holds a mortgage broker's license and real estate broker's license in the State of Florida. Our Manager is regulated by the Department of Business and Professional Regulation--Division of Real Estate and the Florida Office of the Comptroller--Department of Banking and Finance along with the Secretary of State for the State of Florida. The address for our Manager is 814 North Highway A1A, Suite 300, Ponte Vedra Beach, Florida, 32082, and its telephone number is (904) 373-3034.

      Our Manager will manage and control all our affairs and is responsible for making all investment decisions on behalf of the Fund and dealing directly with members of the Fund. In addition, our Manager currently intends to act as servicer of the insurance policies acquired by us from our Provider; however, our Manager may outsource any or all non-financial services to an unaffiliated third party. Our Manager has contracted with four medical review service companies to conduct medical evaluations and determine life expectancies of prospective insureds. Our Manager will not engage in the insurance business except as permitted. Our Manager's responsibilities on behalf of the Fund will include identification of potential policy purchases through our Provider and a nationwide of unaffiliated life settlement brokers. Our Manager will have sole fiduciary responsibility over all investors' funds once obtained from the escrow agent and thereafter directly from investors and the purchase of life settlements.

      The duties of our Manager and/or our servicer will include:

      o     dealings with members;

      o     accounting, tax and legal matters;

      o     communications and filings with regulatory agencies;

      o deciding what agreements we will enter into and whether we will enter into joint ventures with other companies to invest in life insurance policies;

      o due diligence review of the insured and the life insurance policy, estimate the life expectancy of the insured with the assistance of medical review service companies, close the transaction, monitor the life status of the insured and status of the policy, and file claims for proceeds when the insured passes away; and

      o     managing our other operations, if any.

      Under the Fund's operating agreement, our Manager may be removed for cause (as defined in the Fund's operating agreement), for default (as defined in the Fund's operating agreement), or otherwise after our Manager has received distributions that equal or exceed 125% of the aggregate expenses of the Offering, including sales commissions. Such removal without cause may be effected by the members holding at least 2/3 in interest of the Units.

Our Provider

      The Provider of our life settlements will be AmeriFirst Funding Group, Inc., an affiliate of our Manager, although the Fund may also use other licensed providers to obtain policies. Our Provider was formed in the State of Delaware in August 2002 and will operate as a life settlement provider in the State of Georgia. Our Provider is in compliance with the laws of the State of Georgia to conduct life settlement business and will comply with the insurance and/or securities laws of all states which regulate the purchase and/or sale of life insurance policies. Our Provider will originate policy purchases either directly from the insured, when it is licensed or not required to be licensed, or from other Providers, or from a broker network. Our Provider has agreed in writing to assign all policies which it purchases to the Fund, except those it may sell on a non-securitized basis to unaffiliated third parties. John Tooke, Chief Executive Officer of our Manager, is also Chief Executive Officer of our Provider and Underwriter. Our Provider has four employees, no operating history and only nominal capital. Employees of our Provider involved in the purchasing of the polices will not engage in the offering of units of the Fund. Our Provider will purchase insurance policies on behalf of the Fund, although it may also sell policies to others on a non-securitized basis. Our Provider will enter into viatical settlement contract with the insureds. In accordance with the terms of such agreements, our Provider will (a) transfer, assign, and convey to the Fund all of our Provider's right, title and interest in and to the insurance policies, or (b) in states which prohibit an assignment of the insurance policy to anyone other than a Provider, our Provider will be the owner and the Fund will hold an irrevocable beneficial interest in the policy, and (c) take all actions that are required under state law to establish the Fund's ownership interest in and to the insurance policies. The address of our Provider is 1712-H Osborne Road, St. Marys, Georgia 31558, and its telephone number is (912) 673-9100.

      Our Provider intends to be a nationwide specialty financial services company that purchases insurance policies from terminally ill and chronically ill persons of all ages and senior citizens, age 65 and older with estimated life expectancies based solely on actuarial tables, in order to aggregate the policies into a pool of policies, as we are offering here. Our Provider intends to enter into agreements to purchase insurance policies directly from insureds where it is licensed as a broker or not required to be licensed, from other Providers, or from a nationwide network of life settlement brokers. Many states require an insured to be represented by an independent third party or a broker. Since most states also require brokers to be licensed, the names of these brokers are readily available. Our Provider intends to establish its reputation through strategies of compliance, integrity and due diligence.

      We will make payments for the purchase of policies from our Provider's escrow account, maintained at SouthTrust Bank, as escrow agent, located at 110 Office Park Drive, 2nd Floor, Birmingham, Alabama 35223. The insured will receive a settlement check or wire transfer upon closing of the life settlement. The Fund, through our Manager, will pay our Provider for its services.

      Brokers are typically paid a market based fee which we estimate to be between 4% and 8% of the face value of the policy. Either our Provider or the insured will pay the broker for negotiating the sale of the insurance policy upon the funding of the policy. This is exclusive of the fees which the Fund will pay to our Provider. Our Provider does not intend to pay referral fees to doctors, lawyers or other professionals to whom our Provider is prohibited by applicable law from paying a referral fee and will not do business with referral sources which our Manager does not believe to be reputable. Brokers and certain other referral sources also handle other administrative functions, such as collecting applications from potential clients and collecting medical and insurance records.

Our Servicer

      Our Manager intends to act as servicer also and service the life insurance policies directly, but it may outsource any or all non-financial services to a third party. As of the date of this annual report, we have no agreements, arrangements or understandings with any third party to act as our servicer, although our Manager has contracted with four unaffiliated medical review service companies to determine estimated life expectancies and monitor the lives of the insureds. Our Manager and its affiliate, AmeriFirst, Inc., employed 18 persons as of December 15, 2003, to initially conduct such operations, including John Tooke, an employee of each of our Manager and AmeriFirst, who was regarded as one employee. Our Manager would need to hire additional employees, or outsource non-financial services, if we acquire a large number of life insurance policies or is otherwise warranted. Current employees include a senior software architect, in-house legal staff, accounting staff, insurance review, medical review, policy administration, computer and data processing personnel, customer service and medical administration.

      Our servicer, who is also our Manager, has a computer system which consists of a web server, mail server, database server, two firewalls, network attached storage, an integrated T-1 for our web server, and an integrated T-1 for servers. Our servicer uses DVD backup that is taken off the premises in a fire safe to back up our programs and information concerning the individual insureds and policyholders. Windows XP workstations are located throughout the offices attached to the servers.

      Our servicer will track on a daily basis the status of the Fund and the members' interests in the Fund. Investors will be able to monitor their investment on a daily basis through the Fund's Internet web site which they can access using a pass-code. Investors will see the financial statements of the Fund every quarter.

      The fee which will be paid by the Fund to our servicer, who is also our Manager, is equal to 5% of the gross proceeds of the Offering. In the event that we determine to use the services of an unaffiliated third party, we expect to enter into a servicing agreement. Servicing the insurance policies involves monitoring the life status of the insured, tracking the maturing of the policy and filing claims for proceeds when the policy matures.

      Upon the closing of our Provider's purchase of the policy, our servicer will evaluate and process the life settlements. Our Provider will then assign the insurance policies, without recourse, to the Fund. Our Provider will execute an assignment of the life insurance policy to the Fund where permitted, or otherwise name the Fund as irrevocable beneficiary of such insurance policy.

      Our Manager will undertake to service and administer the insurance policies and to collect payments due under the insurance policies in accordance with customary and usual servicing procedures and it shall have full power and authority, acting alone or through any party properly designated by it to do, so any and all things in connection with such servicing and administration which it may deem necessary or desirable. Our Manager is authorized and empowered, unless such power and authority is revoked by the Fund on account of the occurrence of a default by our Manager, to execute and deliver, on behalf of the Fund for the benefit of its members, any and all instruments of satisfaction or cancellation, or of part or full release or discharge, and all other comparable instruments, with respect to the insurance policies. Our Manager will obtain any powers of attorney and other documents reasonably necessary or appropriate to enable our servicer to carry out its servicing and administrative duties.

      Our Manager is not obligated to use separate servicing procedures, offices or employees for servicing the insurance policies from where it may service other insurance policies, if any; provided, however, that our servicer is at all times required to be able to accurately reflect the status of collections and shall maintain separate accounts. Our servicer is not required to maintain fidelity bond coverage insuring against losses through wrongdoing of its officers and employees who are involved in the servicing of the insurance policies.

      Our Manager's business will involve the following principal steps which are described in further detail below:

      o due diligence review, which includes evaluating the terms of each policy and of all medical records of the insured and reviewing insurance and final underwriting for proposed policies;

      o obtaining the estimated life expectancy of the insured from an independent medical review service company, which has contracted with independent medical specialists;

      o closing the transaction, which includes obtaining releases of all beneficiaries and an insurance policy assignment and recording of the Fund as beneficiary, or irrevocable change of beneficiary, as well as payment of the purchase price of the policy;

      o monitoring the life status of the insured through a contracted affiliate of a medical review service company; and

      o     collecting the policy proceeds following the policy's maturity.

In addition, our Manager will also provide the following functions:

      o review financial analysis of each policy and its relationship to the aggregate pool of policies;

      o     audit integrity of financial model on a periodic basis;

      o     maintain data on pool characteristics;

      o     audit premium calendar database; and

      o     prepare reports as agreed.

Evaluating the Insured and the Insurance Policy

      The due diligence review process is designed to obtain accurate information regarding both the insured and the life insurance policy (a) to determine whether our Provider will offer to purchase the policy and, if so, the price it will offer and (b) to ensure that certain criteria are met to minimize challenges by former beneficiaries or by an insurance company to payment of the face value of the policy.

      The insurance review is our process of evaluating life insurance policies and their suitability for purchase. Our Provider will obtain an insurance policy directly from the insured when it is licensed as a broker or when states do not require a broker's license, or from other Providers, or from a broker network. Our Provider will utilize our Manager, as our servicer, to execute the following procedures to verify that it purchases a complete insurance policy.

The insurance review process includes:

      o review of the broker's application for required identification and personal information for the insured;

      o examination of company records for previous policies on the life of the insured;

      o review of all insurance applications associated with the policy and comparison of answers to any medical questions;

      o     ensuring the insurance company rating is A- or better;

      o examination of the policy to make sure it is complete, including, among other things, that it is non-contestable and not a group policy (other than a Retired Federal Employees' Group Life Insurance, FEGLI);

      o     determination of the amount of death benefit available for purchase;

      o     thorough review of the insurance contract terms;

      o escrowing sufficient premiums to fund the policy death benefit until the maturity date;

      o     verification of coverage by the insurance company or administrator;

      o ensuring the file is complete before forwarding to the bidding department; and

      o     granting final approval for purchase once the bid has been accepted.

      The purpose of the insurance review is to ensure the amount of benefit purchased will be available to the Fund upon maturity for distribution to its members. In accomplishing this goal, the insurance review declines policies with unacceptable risks and accepts only policies of the highest quality.

      Once a potential insured or broker contacts our Provider, an application and consent form permitting our Provider to obtain medical and insurance coverage information of the insured will be sent to the potential client. All information obtained by our Provider in connection with policy purchases, including the identities of the insureds, will be held in confidence and access thereto will be restricted by our Provider to its employees and other representatives. Upon receipt of the completed application, it will be reviewed to determine the overall medical status and a preliminary estimated life expectancy. The file will also be reviewed to determine whether the beneficiary can be changed to the Fund rather than the insured or his family, and whether the insurance company which issued the policy is of a credit quality deemed acceptable by our Manager.

      If it appears from the application that the policy is one the Fund would be interested in purchasing, our Provider will obtain from the broker the insured's attending physician's medical information which usually includes several years' worth of laboratory reports and physicians' notes and a written letter of competency signed by the attending physician. Our Manager will forward such documentation to an independent medical review service company, consisting of a panel of specialists. Our Manager has contracted with four different unaffiliated organizations to provide independent medical consulting, as described below. In evaluating the life expectancy of the insured, the medical consultant, will review the file and other information forwarded by our Provider. We will make a decision to bid on the life insurance policy based, in part, on the review of the medical review service company. See "Medical Due Diligence Review" below.

      Simultaneously, our Provider, using the insured's consent form, will obtain verification of insurance coverage and other policy information from the insurance company, the employer or the group administrator. The insurance documents will be reviewed to determine the type of policy, and any provisions which may effectively reduce the face value of the policy, (i.e., loan against the policy), and to ensure, among other things, that:

      o the policy under consideration is past any contestability periods (i.e., the periods during which the insurance company may deny payment for various reasons, including suicide and a misstatement of material fact);

      o all current primary beneficiaries are willing to execute releases with respect to any present or future claims they may have with respect to the policy;

      o the Fund is able to obtain ownership of or became the irrevocable beneficiary of the policy and the associated policy proceeds. Our Provider will not purchase a policy if a minor is a named beneficiary at the time of purchase. Our Provider will also review the policy premium schedule and determine whether the policy contains a disability waiver of premium rider which impacts future premium payments. Our Provider will attempt to ensure that the policy is compatible with the Fund's portfolio in terms of cash on hand. The review process for the insurance documents generally will take one to three weeks, depending on the extent of cooperation received from third parties; and

      o our Provider will not purchase policies of insureds who are not residents of the United States or whose insurance companies are not domiciled in the United States.

      Some of the documentation gathering described above, including collection of necessary medical, personal and insurance information, may be performed prior to submission of the application to our Provider, but the determination of the insured's life expectancy and compatibility with investment criteria, review of insurance documents and determination of legal and contractual issues will be made by our Manager.

Medical Due Diligence Review

      Our Manager intends to utilize the services of four unaffiliated medical review service companies, named below, to conduct a medical evaluation of terminally ill and chronically ill (a continuing disease which is not currently but may become terminal) persons of all ages prior to our Provider purchasing the life insurance policies. These firms were selected on the basis of the quality of their services, background of experienced underwriters and their panel of medical specialists. However, each agreement is for only a 90-day initial term and can be replaced by our Manager at its discretion at any time. Each firm uses a panel of physicians consisting of many specialties including, but not limited to, oncology, geriatrics and infectious diseases. These specialists all have extensive backgrounds in clinical practice and/or research.

      Depending on the insured's medical condition, the life expectancy review is accomplished through independent reviewing physicians. The life expectancy review includes a review of the insured's medical records and related forms. The insured's medical records may be furnished by the sourcing broker or requested by our Provider

      The following medical records will be used by our servicer and/or our medical review service companies in their medical review process of evaluating the insured:

      o progress notes from the primary care Provider and physician specialists;

      o     laboratory results;

      o     x-ray reports and other diagnostic tests;

      o     surgical reports;

      o     communications with insured's attending physicians;

      o     hospital admit/discharge summaries;

      o     pathology reports;

      o     previous and current therapy/treatment;

      o     lifestyle risk factors;

      o     functional impairments; and

      o     psychological parameters.

      The above components are necessary to establish an accurate overall view of the health status of the insured. After this evaluation is reviewed, our Manager then decides if the policy meets the Fund's objectives.

      Continuous insight into new medical advancements, treatments and medications is important for the medical review process. We will incorporate this information into each medical file reviewed and it is a vital part of maintaining the high standards necessary for our medical review department.

Medical Consulting Services

      Our Manager entered into four separate consulting agreements with medical service companies. These companies include Fasano & Associates, Inc. of Washington, D.C., Systems for Advanced Risk Analysis, L.P. (SARA/ALI Group), of San Antonio, Texas, 21st Services of Minneapolis, Minnesota and American Viatical Services, LLC, of Woodstock, Georgia (collectively, the "Consultants"). The Consultants have no relationship to the Fund or its affiliates or to the insureds themselves or the brokers representing the insureds. Each agreement is on a non-exclusive basis for an initial 90-day term. The Consultant is paid approximately $225 to $250 for each evaluation. The terms of such relationships are industry standard and were negotiated on an arm's length basis, and each agreement is substantially the same.

      Each of our medical consulting service companies has extensive experience in the viatical industry. Fasano & Associates is a consulting practice that began in 1990 and incorporated in 1997. Their group of underwriters and medical directors have experience in all aspects of the underwriting function. They maintain a network panel of practicing medical specialists providing quality standards and determination for life settlement evaluations. SARA was incorporated in March 1989 when the viatical market began. Their medical underwriters and medical directors have many years of experience and are comprised of a panel of medical specialists providing quality standards for life settlements, underwriting and administration. The three founding principals of 21st Services have more than 20 years combined experience in financial modeling, life expectancy evaluation, insurance underwriting, post-purchase portfolio management, and compliance. They gained their experience while working for one of the first institutionally funded viatical purchasing companies, which is still in business today. In 1998, 21st Services created 21st Diagnostics that introduced a statistically based model to provide life determinations for the senior clients in the senior settlement market. It is the first comprehensive model of its kind in the life insurance settlement industry. They maintain a national of practicing medical specialists who are leading field researchers and attend major conferences where medical advances are discussed and evaluated. Many of these physicians have authored books, articles and research publications used in the medical field and life insurance underwriting industry. American Viatical Services, LLC, created in 1994 to provide third party medical evaluations for the terminally ill and senior citizens, employs two physicians, one Ph.D. in immunology, 3 RN's and support personnel. They currently employ 10 professionals to provide evaluation and tracking services.

      The Consultants are experienced medical review companies used by our Manager for evaluating and determining an estimated life expectancy. The Consultants have state of the art medical Underwriters and a panel of medical physicians who rely on extensive clinical and research experience to make their determinations of estimated life expectancy. The specialists include cardiologists, oncologists, hospice specialists, geriatric specialists, infectious disease specialists and internists. Many of the physicians hold positions as medical directors of major institutions. The Consultants provide a comprehensive review of medical records and a mortality profile on the terminally ill or chronically ill individuals of all ages. Our Manager is to submit life settlement files, including all medical and other information needed to produce a life expectancy estimate. Our Manager must warrant that the information is accurate and complete. The Consultant is permitted to contact attending physicians of the insured to obtain clarification or verbal updates, but does not examine or speak directly with the insured. Life expectancy estimates may be based on underwriting mortality tables converted into life expectancy by using statistical studies and clinical judgment or by a combination of the foregoing.

      Factors influencing each Consultant's determination or an insured's life expectancy may include the specialist's own clinical experience, peer review, rigorous analysis of medical journals, library, non-public information concerning clinical trials, investigational new drugs, and statistical information.

      The medical review process involves conducting an evaluation of available medical records. The medical review service will not confirm the existence of a terminal illness. It will only evaluate to estimate a life expectancy. Similarly, the medical review companies will base an estimated life expectancy on seniors with a diagnosed chronic illness which would contribute to a lesser life expectancy than a healthy person of that age. The eligibility for the Fund's purchase will then be established.

Purchase of Policies

      If our Manager determines that the policy meets the Fund's criteria, including due diligence review and investment criteria, our Manager will instruct our Provider to make an offer to the insured or to the broker representing the insured to purchase the policy. The purchase price will be based upon the face value of the policy, our medical review service company's estimate of the insured's life expectancy, the premiums estimated to be paid under the policy over the insured's estimated life expectancy, and certain other costs of the policy. If the insured or broker accepts the offer, purchase documents are prepared from forms generated by our Manager's management information system. The documents include a viatical settlement contract, a consent to change of beneficiary and authorization to release medical information of the insured.

      The Fund will become the owner of an individual policy, or absolute assignee of the insured's rights in a group policy, by filing a change of ownership or absolute assignment form and an irrevocable change of beneficiary form with the applicable insurance company, employer or plan administrator. Following receipt of appropriate acknowledgment of the receipt of such changes, a closing occurs and funds are disbursed as directed to the insured. Our Manager anticipates that the closing process will take one to three weeks and the entire purchase process, from application to closing will take from four to eight weeks. Our Provider will provide a rescission option through which the insured may, for any reason, return the disbursed funds and any premium payments made by the Fund in the interim, and be unconditionally released from the viatical settlement contract. The rescission period is at least 15 days from receipt of the purchase price and is longer (i.e., 30 days), if required by applicable law. See "Government Regulation of Life Settlements" below.

Monitoring

      When the funds from the Offering are released from escrow, a premium escrow account will be established with SouthTrust Bank generally equal to l50% of the funds expected to pay the premiums during the estimated life expectancy of the insureds with a minimum of two years beyond the estimated life expectancy. We will attempt to pay premiums up front when possible or establish a bank draft for automatic payment to avoid frequent monitoring of the premium escrow account. At all times, however, an internal accountant will monitor the premium escrow account to maintain required balances. We are also developing a custom software application to house information regarding the policies, insureds, brokers, agents, money market accounts and any other aspect that needs to be monitored internally.

      We will also attempt to maximize returns on investment by increasing the death benefit where the insurance policy permits benefit increases. The insured will be regularly monitored to obtain timely information concerning the insured so that proceeds may be collected as promptly as possible following the maturity of the policy.

      Our Manager will monitor the policy to ensure it does not lapse because of a failure to timely pay premiums. Some protection against the failure to pay premiums is provided by statutory or policy provisions that require insurance companies to provide written notice before terminating a policy for failure to pay premiums. As owner of record of the policy, or as absolute assignee of all of the insured's rights under the policy, the Fund generally receives such notice directly.

      Our Manager has contracted with an independent third party, 21st Holdings, LLC, an affiliate of 21st Services, one of our medical review service companies, which will be responsible for monitoring or "tracking" the insureds' whereabouts and/or ongoing medical condition. They will monitor the insureds through their attending physician's office when possible. They will make quarterly calls to the insured's physician to determine when the insured was last seen or the insured's next scheduled appointment. All records will be kept in the insured's file and on a monthly basis all updates will be sent to our Manager for its files. If the insured does not regularly visit his physician then his personal references will be contacted and if they cannot be reached, then the insured itself will be contacted unless precluded by state or federal rules or regulation. 21st Holdings, LLC will also be responsible to notify the insurance company of the insured's death and will file the claim for benefits. Representatives of our Manager in our Georgia office will receive all notices of change in status of the insurance policy, a change in premium payments, annual statements, or any reduction in death benefits. For all of the above services of monitoring the insured, 21st Services will be paid a one-time set up fee of $15.00 and monthly fee of $15.00 for each life settlement policy until the policy matures.

Collection of Policy Proceeds

      Once a policy matures, one of the Consultants which is monitoring the life status of the insured will file a request for a copy of the death certificate in the appropriate governmental office. Often the insured's family or companion will also submit a copy of the death certificate to the insurance company. The Consultant will then file the death certificate with the insurance company and request payment of the policy proceeds. The Consultant will monitor the collection status until the Fund receives the face value of the policy. Monitoring the collection status will be assisted by our servicer's management information system, which will reflect the filing of the death certificates, the filing of claim forms with the insurance companies by our servicer and provide for a status update until the claims have been paid. Insurance companies have an incentive to pay promptly on policies because most states require insurance companies to pay interest on claims which take more than 30 days to settle. Actual collections will generally occur within 30 to 55 days following the maturity of the policy. However, in certain states (i.e., New York), actual collections may take a longer period of time due to delays in processing of documents by state authorities.

Description of Return on Investment

      We are offering proportionate interests in the income to be generated primarily from individual life insurance policies, which we will purchase to create a pool. The pool is intended to reduce risk by purchasing a large number of policies from a diverse group of terminally ill and chronically ill (a continuing disease which is not currently, but may become terminal) persons of all ages and senior citizens, age 65 and older with estimated life expectancies based solely on actuarial tables. The pool of life insurance policies will range from face values between $25,000 and $2.5 million or more. In addition, the pool should provide a blended rate of return closer to the estimated rate of return, rather than if investors were to purchase a single life insurance policy.

      We will attempt to purchase insurance policies at a discount to the face value of the policy based on our estimates of life expectancies. The discount is directly connected with life expectancy and will increase along with estimated life expectancy. A one-year life expectancy may have a relatively small discount of perhaps 10%, while a 10-year life expectancy may have a 50% discount. The amount of the discount to the insured is negotiated based on market conditions and statutes and varies depending upon the nature of the life insurance policy, the stability of the insurer, prevailing interest rate, the estimated premiums to be paid by our Manager for the policy over the expected life of the insured, the insured's estimated life expectancy and certain other costs of the life settlement. Sixteen states require a minimum amount to be paid to an insured. We will attempt to create a pool of life insurance policies in which our Manager generally does not intend to purchase any life insurance policy which based on the estimated life expectancy would not provide a return to members of the Fund of at least 8% interest compounded annually. However, the estimated rate of return on investment is not a guaranteed rate of return and the hypothetical figures presented in this report are based on estimated life expectancies. However, if the insured lives longer than the estimated life expectancy, the return on investment would be lower than 8%.

      Only when we acquire from insurance carriers the proceeds after maturity of insurance policies will members receive a distribution consisting of their proportionate share of such proceeds. After the policy is underwritten and medical and actuarial tables are examined, our Manager will estimate the maturity of the policy. The estimated rate of return on the purchase price of a life insurance policy: is inclusive of all fees connected with the purchase; reflects our Underwriter's selling commission which will be paid at the time of purchase, and payments made to the premium escrow account. The actual rate of return can only be determined when the Fund is paid by the insurance carrier after the policy matures. The actual return on investment to members of the Fund is determined by subtracting the discounted amount paid for each policy purchased (including all fees and policy premiums paid or escrowed), as well as any capital calls paid, and payments to the premium escrow account from the face value of such policy when the policy matures. See "Investors Accounts and Allocation of Collections" and "Capital Calls" below.

      The actual overall rate of return to all members can only be determined when all policies have matured at the end of the Fund. We cannot guarantee members the full return of their investment. The return will be increased to the extent that there is an account balance and interest earned in the premium escrow account at the end of the Fund which will be distributed to the members. The actual overall rate of return may be adversely affected by, among other things; (i) policies maturing after the estimated life expectancy; (ii) delays in tracking or disbursements of claims at maturity by the insurance company,
(iii) delays in investing gross proceeds of the Offering resulting in members receiving 1-2% interest in the operating escrow account, as opposed to the estimated rate of return from gross proceeds invested in insurance policies,
(iv) any capital calls (e.g., if the premium escrow account have been exhausted), (v) payments from the premium escrow amount; and (vi) policies that terminate, lapse or the refusal or inability of the insurance carrier to pay the claim, when the policy matures.

      The estimated rate of return, the blended rate of return and the actual rate of return on investments in life insurance policies and the overall rate of return are projected using annual compounded interest rates.

      For illustrative purposes only, set forth below is a hypothetical of how an $79,383 investment might be used to purchase a 100% interest in a $100,000 face amount of a universal life insurance policy from a 50 year old terminally ill insured with a three-year life expectancy. If a $100,000 policy is purchased for $79,383 inclusive of all fees, and if the insured were, in fact, to pass away in three years, the aggregate return on investment would be $20,617, or a return on investment of 8% interest compounded annually.

      The estimated rate of return on investment is not a guaranteed rate of return and the hypothetical figures presented in this report are based on estimated life expectancies. Accordingly, if the insured lives one year beyond the estimated life expectancy of three years, or a total of four years, then the rate of return is 5.26% interest compounded annually for the four years. If the insured lives two years beyond the estimated life expectancy of three years, or a total of five years, the rate of return is 4.73% compounded annually for the five years. The longer the insured lives beyond the estimated life expectancy the greater the likelihood that the Fund will exhaust the premium escrow account and need to make a capital call. See "Capital Calls" below.

      Expenditure                                                     Amount
      -----------                                                     ------

      Payment to seller (1)                                          $50,507

      Broker's fee (2)                                                 8,000

      Deposit to premium escrow account (3)                            5,000

      Provider's origination fee (4)                                   3,969

      Manager's and Servicer's fee (5)                                 3,969

      Selling commissions (6)                                        $ 7,938
                                                                     -------

                        Total:                                       $79,383
                                                                     =======

----------
(1) Payment to Seller. The price paid to an insured for a life insurance policy is based primarily on the life expectancy of the insured and the estimated premiums payable by the Fund over the expected life of the insured. Competitive bidding (i.e., offers made on the same policies by other life settlement companies) also influences the percentage of the face value that will be paid for the policy. Generally, the shorter the life expectancy of the insured, the greater the price paid for the policy. This is an arm's length negotiation between the buyer and seller and depends generally on market conditions. In management's opinion the information upon which this example is based uses reasonable current market assumptions. The above example meets the minimum payment of 50% to the insured, based on certain states' requirements; however, approximately 30 states do not set any minimum amount which must be paid to an insured. See "Government Regulation of Life Settlements" below.

(2) Broker's Fee. Either our Provider or the insured will pay the broker for negotiating the sale of the insurance policy. Broker's fees are based on market conditions and we currently estimate to be between 4% and 8% of the face amount of the policy. Vermont is currently the only state which limits broker's fees to 2% of the amount paid to the insured while other states say it must be a reasonable fee. However, we have assumed the maximum 8% fee for purposes of the above table. Although we have no agreement or understanding to acquire an ownership interest in a broker, certain states permit a Provider or its affiliates to have an ownership interest and we may acquire such an interest in the future.

(3) Deposit to Premium Escrow Account. The funds in the premium escrow account, which will be used exclusively to pay policy premiums, are expected to generally equal l50% of the premiums for the estimated life expectancy of the individual insured for each of the three-year life expectancy in the above example with a minimum of two years beyond the estimated life expectancy. Such escrowed funds will be invested in interest bearing bank accounts, money market funds, or used to purchase U.S. Treasury Bills.

(4) Provider's Origination Fee. The fee to be paid to the Provider, which may be our Provider or another Provider in the secondary market, will be equal to 5% of the gross proceeds of the Offering.

(5) Our Manager's and/or Third Party Outsourcing Fees. The fees to be paid to our Manager, who intends to service the policies and monitor the insureds on behalf of the Fund, will be negotiated and determined by our Manager, and will equal 5% of the gross proceeds of this offering. Services provided by our Manager will include: due diligence and policy review, independent medical review for estimating the life expectancy of the insured, closing costs, which include legal fees, administering the policy and the investors and monitoring the life status of the insured.

(6) Selling Commissions. We intend to pay to our Underwriter, at the time of purchase of insurance policies, a selling commission of 2.5% of the gross proceeds of the number of units sold by our Underwriter. Our Underwriter may also negotiate fees to be paid to selected dealers on units sold by them. The total selling commissions to our Underwriter and selected dealers cannot exceed 10% of the gross proceeds of units sold, which is the maximum fee permitted by the NASD. Broker-dealers, other than our Underwriter, AmeriFirst Capital Corp., will be paid upon acceptance of the investor as a member of the Fund unless the broker-dealer agrees to defer payment.

Investor Accounts and Allocation of Collections

      The Fund's assets shall include investor accounts which consist of the operating escrow account, premium escrow account and a provider escrow account, each of which shall be established and maintained by our Manager or Provider with SouthTrust Bank for the benefit of members of the Fund only upon the completion of the minimum offering of $2,500,000 and the release of the funds from the escrow agent.

      Operating Escrow Account. The operating escrow account shall be established by the Fund and maintained by our Manager as a segregated, interest bearing money market escrow account and it shall bear a designation clearly indicating that the funds deposited therein are held for the benefit of the members and shall be subject to distribution in accordance with the Fund's operating agreement. The operating escrow account shall contain collections attributable to insurance policies and funds on hand from the Offering to purchase life insurance policies, transfer funds to the premium escrow account and provider escrow account and pay fees to our Manager, Provider and Underwriter. All funds will be deposited into the operating escrow account after the minimum offering is completed. Notwithstanding that fact, if a broker-dealer other than our Underwriter requests payment of selling commissions at the time of acceptance of an investor as a member of the Fund such fees will be paid then.

      Provider Escrow Account. The provider escrow account shall be established by our Provider and maintained by our servicer as a segregated, interest bearing escrow account through which the insurance policies are purchased and in certain instances the referring broker's fee is paid. The funds deposited by the Fund in this account shall be used by our Provider to purchase life insurance policies from the insured, when applicable pay the broker's fee to the insured's broker and pay any other fees assumed with the purchase.

      Premium Escrow Account. The premium escrow account shall be established by the Fund and maintained by our Manager as a segregated interest bearing escrow account. It shall bear a description clearly indicating that the funds deposited therein are held in escrow solely to pay premiums for all policies purchased by the Fund. The amount of premium payments set aside for each policy shall generally be equal to 150% of the annual premiums for the estimated life expectancies of the insureds with a minimum of two years beyond the estimated life expectancy. Upon liquidation of the Fund, the remaining premium escrow account shall be transferred in whole to members of the Fund together with accrued interest thereon.

      Distributions from Investor Accounts. Our Manager shall have the revocable authority to make withdrawals and distributions from, or transfers between, the investor accounts. Funds on deposit in the operating escrow account, premium escrow account, and provider escrow account may at all times be invested in permitted investments, including interest-bearing bank accounts, money market funds or short-term U.S. treasury bills, provided that any investment shall mature and the funds shall be available for withdrawal on or prior to the purchase of any life insurance policy from an insured. Our Manager shall hold for the benefit of the members the negotiable instruments or securities, if any, evidencing the permitted investments from the time of purchase until the time of sale or maturity. Subject to the maturity restrictions set forth above, the Fund shall instruct the escrow agent, in writing, as to the investment of funds on deposit in the premium escrow and provider escrow account. If, for any reason, the Fund does not provide investment instructions to our escrow agent, then the availability of funds or the balances in the provider escrow account and the premium escrow account, all investment earnings on the funds shall be deemed not to be available or on deposit. Our Manager shall not be responsible for any losses incurred in connection with any permitted investments.

      Our Manager is required to deposit immediately or cause to be deposited in the operating escrow account all collections, which it receives.

Capital Calls

      In the event that sufficient funds are unavailable to pay any premium on an insurance policy and an insurance policy would thereby lapse, our Manager shall have the right to require all members of the Fund to make additional capital contributions (e.g., a "capital call") of up to six months premiums to insure that no policy lapses. A capital call to pay a policy premium shall only be made when the premium escrow account has been exhausted. There will be no other reserve fund (e.g., a sinking fund) available to pay policy premiums. Our Manager also has the discretion to make a capital call to cover litigation costs and any other expenses to preserve the Fund and for which there are insufficient funds on hand. The members of the Fund will make the capital call in proportion to their membership interests in the Fund. Capital contributions pursuant to this provision shall be made within 30 days after receipt of notice from our Manager of the amount of the contributions. If a member shall default in making any such capital contribution, the other members of the Fund shall have, with respect to the defaulted contribution, the right to contribute proportionately and receive a substantial premium (expected to equal at least 150%) of the membership interest attributable to the defaulted capital contribution.

General Description of Different Types of Insurance Policies to be Purchased by the Fund And Investment Strategies

      Our portfolio will consist mainly of the following types of life insurance policies: whole life insurance, adjustable whole life, universal life insurance, variable adjustable life insurance, Retired Federal Employees' Group Life Insurance (FEGLI) and term policies as described in detail below.

      o Whole Life (including joint and survivorship): Whole life insurance offers protection for the life of the insured based on a fixed premium payment. Policies may provide coverage on a single life or joint lives, either first to die or survivorship.

      o Retired Federal Employees Group Life Insurance: The only group life insurance which the Fund intends to purchase is Retired Federal Employees Group Life Insurance (FEGLI) policies which provide coverage for the life of the insured without any termination or decrease in death benefits. An absolute assignment will be made so that the Fund will be the only person able to make changes on the policy or terminate the policy. Our Manager will need to reimburse the insured for premium payments, on a quarterly or semi-annual basis as payroll deductions are the only mode available and an insured will be required to mail pay stubs to the Fund.

      o     Adjustable Whole Life and Combination Whole Life/Term Rider:
            Adjustable whole life and combination whole life/term rider policies can have limited guaranteed protection periods, or in the case of combination policies, the term portion decreases. In both cases, dividends are used to extend the coverage period or purchase paid-up whole life to replace the decrease in the amount of term insurance.

      o Flexible Premium Universal Life and Variable Adjustable Life (including joint and survivorship): Flexible premium universal life and variable adjustable life policies are designed to mature or expire at 95 and beyond for specific amounts. Policies may provide coverage on a single life or joint lives, either first to die or survivorship.

      o Term Policies (must be convertible or exchangeable): Term policies are issued for a specific period and generally expire without a death benefit at ages from 90 to 100. We will purchase only those policies with coverage periods at least three times the insured's life expectancy. All term policies must be convertible or exchangeable, without medical evidence and reinstatement of contestability or suicide provisions.

      Our Manager intends to follow the following policy origination guidelines in purchasing life insurance policies through our Provider depending on the type of life insurance policy purchased, as described above. An explanation of the A.M. Best ratings appears following the guidelines set forth below.

Policy Origination Guidelines

      Our Provider will follow the criteria described below when originating policies. The number and scope of life insurance policies in the pool that we intend to create will increase with the amount of proceeds we obtain. Our goal is to create a diverse pool of between 250 and 500 life insurance policies owned by terminally ill and chronically ill persons of all ages and senior citizens, age 65 and over to be determined by medical and insurance underwriting and based on actuarial tables. In any event, our Manager which is controlled by John Tooke will have sole discretion to oversee these strategies. We intend to use the following strategies.

      o All insurance carriers in the Fund covering the life settlements must be rated A- or better by A.M. Best as discussed in further detail below.

      o We will not invest more than twenty percent of the proceeds of the Fund in policies from any one insurance company. To the extent that we sell less than $100 million of units, at any given time we will use our best efforts to, but may not be able to stay in line with these strategies.

      o We will only purchase policies where the estimated life expectancy of the insured is between one and eight years.

      o We will only purchase policies beyond the contestable and suicide periods.

      o We will only purchase group insurance policies from Retired Federal Employees' Group Life Insurance.

      o We will not purchase policies from individuals who have been diagnosed HIV positive only; the insured must have been diagnosed as having the terminal illness of Acquired Immune Deficiency Syndrome. The Acquired Immune Deficiency Syndrome is the end stage of HIV infection, characterized by opportunistic infections or a specific blood test, CD4 count of less than 200/mm., malignancies, generalized wasting and profound loss of the immune system as defined by the Center for Disease Control. For insureds with Acquired Immune Deficiency Syndrome the maximum policy size we will accept is $500,000.

      o We will require an outside medical review to establish the estimated life expectancy for all terminally and chronically ill (a continuing disease which is not currently, but may become terminal) insureds. Also, for policies over $1 million, we will require two medicals and will rely upon the more conservative of the two medicals.

      o We will not invest more than one-third of the proceeds of the Fund in policies in from any one type of terminal or chronic illness. To the extent that we sell less than $100 million of units, at any given time we will use our best efforts to, but may not be able to stay in line with these strategies.

      o The maximum policy size for terminally and chronically ill insureds of all ages and seniors, age 65 and older with a life expectancy based solely on actuarial tables, is $2.5 million dollars.

      o For seniors, age 65 and older, we have the right to base the estimated life expectancy solely on actuarial tables for whole life policies only. Mortality projections for Senior Life Settlements (65 years or older) are based on the 2001 CSO Mortality Tables for females and males.

      o We will not purchase Universal Life policies that terminate before the insured is age 95 or Term policies that terminate prior to age 95 and cannot be converted or exchanged to extend the death benefit to age 95. All Universal Life and Term policies must have a coverage period of a minimum of three times the insured's estimated life expectancy based on their age at the time the policy is purchased by the fund until the termination date of the policy, or a minimum coverage period of 10 years beyond the estimated life expectancy and the termination date, whichever is greater.

A.M. Best's Ratings

      The objective of the A.M. Best rating system is to provide an overall opinion of an insurer/insurance company's ability to meet its obligations to policyholders.

      According to A.M. Best, their company ratings are based on three main factors used to measure an insurer's financial strength and ability to meet obligations to policyholders, as compared with industry composites. The factors are:

            1.    Balance Sheet Strength

            2.    Operating Performance

            3.    Business Profile

      Balance sheet strength is determined by measurement of growth in underwriting, ratio of premiums written to capital and surplus, capital adequacy ratio, ratio of capital and surplus to liabilities, ratio of re-insurance expenses to capital and surplus funds, annual change in capital, capital structure of holding companies, quality and appropriateness of reinsurance, adequacy of policy reserves, quality and diversification of assets and various liquidity tests.

      Operating performance is centered around the insurer's profitability from insurance operations, using various tests such as benefits paid as a percentage of net premiums, commissions and expenses incurred as a percentage of net premiums written, and return on equity.

      Business profile issues analyze the diversification of an insurer as to how the book of business is spread geographically, by product and distribution. In addition, A.M. Best analyzes the insurer's market position, management, revenue composition, insurance market risk, and event risk.

      The range of A.M. Best ratings are as follows:

      A.M.         Best Ratings
      -------------------------
      A++, A+      Superior
      A, A-        Excellent
      B++, B+      Very Good B,
      B-           Fair
      C++, C+      Marginal
      C, C-        Weak
      D            Poor
      E            Under Regulatory Supervision
      F            In Liquidation
      S            Rating Suspended

      An A.M. Best rating may be lowered or withdrawn entirely by A.M. Best if, in its judgment, circumstances so warrant.

      Ratings of A+ to A++ are assigned to insurance companies which have, on balance, superior financial strength, operating performance and market profile when compared to the standards established by A.M. Best. A.M. Best believes that these companies have a very strong ability to meet their ongoing obligations to policyholders. Ratings of A- to A are assigned to insurance companies which have, on balance, excellent financial strength, operating performance and market profile when compared to the standards established by A.M. Best. A.M. Best believes that these companies have a strong ability to meet their ongoing obligations to policyholders.

Competition

      Our Manager believes potential insureds distinguish insurance settlement companies based on three principal factors:

      o     price;

      o     response time; and

      o sensitivity and professionalism in dealing with the insured and his friends and relatives.

      A life settlement company typically determines the price that it is willing to pay for a life insurance policy principally based upon its estimate of the life expectancy of the insured and the present value of such policy discounted at a rate as determined by such life expectancy. Response time is affected by our Provider's internal ability to meet demand, the cooperation received from the potential client's insurance company and the insured's doctor and, ultimately, our Provider's access to capital to fund its purchase of a policy.

      Our Manager believes that approximately 50 to 60 life settlement companies currently operate in the United States. Although lack of traditional funding sources and high financing costs have limited the industry's growth in the past, competition has recently increased. The increased competition has contributed to higher purchase prices and lower original estimated annual rates of return.

      Most insurance companies also offer some form of accelerated death benefits to holders of their policies with terminal illnesses, but the costs thereof vary substantially among such companies. A recent article appearing on The Northwestern Mutual Life Insurance Company website, states that while insurers began developing accelerated death benefits only a few years ago, today more than 200 companies offer people with terminal and chronic illnesses accelerated benefits, protecting over 18 million policyholders. As with any new product, there are substantial variations in design, cost and coverage. According to "Gay Money Magazine," accelerated benefits or acceleration often requires a special rider on an individual's life insurance policy in order to pay part or all of the policy face amount directly through separate life settlement companies from the insurer if such individual's doctor signs a statement certifying the insured's life expectancy is less than 6 or 12 months. Also, most insurers allow acceleration on only part of policy, often only 25-50%. This is a reflection of this industry's assumption that life insurance is for those left, not the living. Of course, this varies among insurers.

      An article from insure.com on April 17, 2001, states that most companies require that the insured's life expectancy be 12 months or less from the time the insureds applies for accelerated death benefits. Most policies specify that the insured has a "dread disease" such as a heart attack, life-threatening cancer, stroke, coronary artery bypass surgery or kidney failure. Some policies charge the insured a higher premium for the option of accelerating his/her death benefit. However, there are others that charge only if the benefit is accelerated, while others do not charge at all. Most life insurance companies limit the amount of the insured's death benefit he can accelerate, either by restricting the percentage of his death benefit or the dollar amount that the insured can receive.

      Our Manager believes that insurance companies, on an industry-wide basis, have not aggressively participated in the market for terminally ill, chronically ill and senior citizen life settlements or related products or services primarily because of the undeveloped nature of the market and the potential for public relations problems for the insurance industry resulting from insurance companies redeeming policies for less than the death benefit promised to their policyholders.

      Given the restrictions typically imposed on the availability of accelerated death benefits, life settlements have, to date, been an attractive alternative to accelerated death benefits for insureds. Life settlements can also offer some people with terminal illnesses the opportunity to pursue lifelong goals while they are still relatively healthy. Although our Manager believes that insurance companies may continue to be reluctant to enter the life settlement market they may reduce their restrictions applicable to accelerated death benefits, may begin to provide life settlements directly or through separate settlement companies or may offer other competing products or services on a broader basis.

      Our Manager believes that the Fund will be well-positioned within the life settlements industry to compete. The Fund intends to establish a reputation in the industry for providing life settlements in a professional, efficient and responsible manner. In addition, our Manager believes that it will be able to establish relationships with other Providers which will provide it with a competitive advantage. Our Manager also believes that the confidentiality afforded the insureds by having their policies beneficially owned by the Fund, which will not disclose any confidential information, will be an additional incentive for them to do business with our Provider rather than sell their policies to persons who will hold the policies directly and know confidential information. Finally, if the Offering is successful, the proceeds from the Offering will allow our Provider to have significant financial flexibility in such a fragmented market since it will have more resources which will allow it to purchase more insurance policies at more favorable prices than if it was only purchasing policies on an individual basis for one investor rather than for a pool of investors.

Government Regulation of Life Settlements

      We will monitor the progress of new legislation and regulations in each state in which we purchase policies. However, given the emerging nature of life settlement regulations, there may be periods in which we may not be in compliance, or are unable to comply with the effective provisions of each applicable, statute and regulation.

      The Viatical Settlements Model Act was developed by the National Association of Insurance Commissioners (NAIC) to encourage states to adopt uniform standards to regulate the life settlements industry. Viatical and life settlements are regulated by state laws of either the departments of insurance or securities departments. A number of states have adopted the NAIC Model Act and others have implemented certain provisions of the NAIC Model Act in the regulations they have enacted. Set forth below are all material provisions of the NAIC Model Act, as well as any material state variations, as follows:

      o requires life settlement Providers, brokers or investment agents to be in compliance with state insurance laws in the state of residence of the insured, and specifies the requirements for obtaining a license, where applicable, and circumstances under which state regulators may refuse to issue, suspend or revoke a license.

      o requires that life settlement contracts and related disclosure statements be submitted and approved by the state insurance regulator prior to use.

      o requires the licensee to file an annual statement with each state's insurance regulator and gives the regulator flexibility regarding the form and content of that statement. The reporting requirements for Texas are believed to be the most extensive and require an annual report of all viatical or life settlement transactions in Texas, and a separate complete and accurate annual report of all viatical or life settlement transactions for all states in the aggregate. The reports shall contain the information set forth in paragraphs as follows: for each viatical or life settlement contracted during the reporting period; the date the settlement contract was signed by all necessary parties; insurance carriers name, age, life expectancy in months, insured's state of residence, face amount of policy, net death purchased, estimated total premium to keep policy in force for total life expectancy or not applicable because the policy is paid up or no premiums are due. Net amount paid to the owner, source of policy, type of policy, age of the policy at the time of contract, primary diagnostic code at time of settlement contract, type of funding, status as of ending date, death if applicable; sold if sold, appoint if appointed to another Provider or broker. Where death occurred, unique identifying number, date contract signed, age and life expectancy, insured's state or residence, net death benefit collected, total amount of premiums paid, net amount paid to owner, primary diagnostic code, date of death, difference between the actual number of months the insured lived after the date the contract was signed, and total life expectancy used by the reporting Provider, name and address of each Provider, representative, or broker, from which the reporting Provider was referred a policy; name and address of any person from which the reporting Provider was referred a policy for which a fee was given for referral; name and address of each Provider or broker to whom the reporting Provider referred a policy; number of policies reviewed and rejected, secondary market purchases as percentage of total policies purchased, name and address of any person whom our Provider utilizes to perform medical evaluations of any kind relating to life settlors, the name and address or any Provider or broker that our Provider utilizes to track a life settlor's health status after a settlement contract has been signed by all necessary parties, and payment has been made to the owner, or to indicate tracking performed by in house employees. The report shall not include any confidential information. For those states which require financial responsibility, our Provider's net capital will have to be verified each year and a bond kept in place.

      o prohibits any person, including the licensee, in the context of a life settlement transaction, with the knowledge of an insured's identity, from disclosing that identity or the insured's financial or medical information, to any person, unless an exception applies, such as when such information is directly related to and necessary to be disclosed for the completion of the life settlement contract following the death of the insured.

      o maintains broad procedures where state insurance regulators can examine and investigate licensees in the life settlement business and requires licensees to keep all records for a period of 5 years.

      o requires disclosure of information to the insured, including, but not limited to: (i) disclose to insured that his or her medical, financial or personal information, as given to the life settlement Provider or broker, may be disclosed to others in order to effectuate the life settlement, (ii) possible alternatives to life settlement contracts, (iii) implications of proceeds received from the life settlement (i.e. creditors rights to proceeds, any effect on insured's eligibility to receive some form of governmental benefit, taxes on proceeds), (iv) name, address and telephone number of the life settlement Provider, and (v) the amount and method of calculating the broker's compensation.

      o requires disclosure of information to potential investors (not including investors who are accredited investors, a financing entity, a special purpose entity, a related Provider trust or a licensee under the NAIC Model Act), including, but not limited to:
            (i) annual rate of return, (ii) the risks involved in this investment, including no returns will be received until the insured dies and investor will lose all benefits or received substantially reduced benefits if the insurer goes out of business during the term of the viatical investment, (iii) type of policy being viaticated, its current status and any additional benefits in the policy, (iv) whether the policy is contestable, and (v) information with respect to monitoring the insured's condition and the frequency of such monitoring.

      o list general rules relating to the procedure for entering into a life settlement contract, and provisions regarding advertising and fraud.

      Sixteen regulated states have enacted statutes or adopted or proposed regulations that establish minimum purchase prices to be paid to the insured according to the insured's life expectancy. Those 16 states are as follows:
Arkansas, Mississippi, North Carolina, Tennessee, Washington, Minnesota, Wisconsin, Virginia, Iowa, Nebraska, Louisiana, Alaska, Oklahoma, Montana, Maine and Vermont. These states generally provide that if the life expectancy is 0-6 months, at least 75-85% (but generally 80%) of the face amount of the policy must be paid; 6-12 months, at least 65-80% (generally 70%) must be paid; 12-18 months, at least 65-75% must be paid; 18-24 months, at least 60-70% must be paid; 24-30 months, at least 50%-60% must be paid; 30 months or longer, at least 50% must be paid. Many of these states reduce the required amounts to be paid for insurance carriers lower than the 4 highest A.M. Best ratings.

      Most states have statutes that regulate conducting a life settlement business. Many states regulate the life settlement business through their respective departments of insurance, while others, regulate through their respective securities departments. Our Provider is in compliance with the laws of the State of Georgia, which regulates the sale of insurance polices as a security through the Division of Securities and Business Regulation. Most other states regulate the purchase, rather than the sale, of life settlement policies. Our Provider will seek to become licensed where required or otherwise comply with the laws of all other states which regulate the purchase and/or sale of life settlement policies. However, our Provider may not be able to obtain a license in every state when required, or to renew or prevent revocation of a previously issued license or approval. Our Provider may be precluded from doing business in any state in which it is unable to obtain or maintain a required license or otherwise comply with the insurance or securities laws. In the event our Provider is not licensed or approved to do business, in a limited number of states it may purchase policies referred by other licensed Providers.

      Although we are not aware of any judicial authority interpreting whether the life settlement business constitutes conducting an insurance business, some states may consider life settlements to be an insurance company and preclude the Fund, which is not an insurance company, from operating in those states.

      Most states require each viatical and life settlement company to develop a written anti-fraud policy, along with an anti-fraud training and education program. AmeriFirst has established such a written policy and has developed a training program to educate its employees about the danger of fraud and how to prevent it, along with a procedure to report any suspected fraud that the employee may encounter in the normal course of business. If the insurance review or medical review indicates any material discrepancies that have not been adequately explained, then the policy must be a "non-bid," and the information must be immediately forwarded to the Fund's compliance department. Once reported to the compliance department, incidents of possible fraud will be reviewed, and if appropriate, reported to the applicable state Department of Insurance.

Employees

      As of December 15, 2003, the Fund does not have its own employees. The employees of our Manager and Provider and their parent, AmeriFirst, Inc., will carry out our operations or will outsource and oversee the services performed by a third party servicer. As of December 15, 2003, our Manager employed nine persons, and AmeriFirst, our controlling shareholder, employed ten persons, all of whom are full-time employees. They include, John Tooke, the founder and principal of the Fund, an executive assistant, a senior software architect, in-house legal and accounting staff, insurance review, medical review, policy administration, computer and data processing personnel, customer service, medical review and administrative assistants. None of our Manager's employees is covered by a collective bargaining agreement. In addition, as of December 15, 2003, our Provider employed four persons to handle policy origination, and our Underwriter employed three persons in broker-dealer operations. For purposes of illustrating the number of employees of each of our Manager, AmeriFirst, our Provider and our Underwriter set forth above, John Tooke, an employee of each of our Manager, Provider, Underwriter and AmeriFirst, was regarded as an employee of each such entity, and Dawn Arnett, an employee of both our Provider and our Underwriter was regarded as an employee of each such entity.

Risks Associated with the Fund

      An investment in the Fund is subject to significant risks including, without limitation, the following.

Risks Related to Our Business and Industry

We may not have a viable business because of our lack of an operating history.

      The Fund and our Provider were recently incorporated in 2002, and together with our Manager, have no operating history. At September 30, 2003, the Fund had no assets other than deferred offering costs of $326,509 and our Provider had assets of approximately $1,396.00.

Furthermore, the life settlements industry is relatively new. There can be no assurance that life settlements will remain a viable industry or that the Fund will be able to compete in this industry. See "Competition" above.

There is little, if any, precedent for a public company engaged in the life settlements industry.

      There are very few, if any, public companies engaged in the life settlements industry. Therefore, there are no models for potential investors to view in which to compare the proposed operations and future performance of the Fund. The estimated rate of return on investment is based on the insured's estimated life expectancy and is not a guaranteed rate of return.

The inability of our Provider to purchase policies will have a material adverse effect on the Fund.

      The Fund will depend upon our Provider for the acquisition of life insurance policies on behalf of the Fund, either directly from the insured when it is licensed or not required to be licensed, from other providers, or from a broker network. There can be no assurance that our Provider will be able to purchase a sufficient amount of insurance policies to utilize the entire gross proceeds which may be raised from the Offering of units. In addition, we may have to pay broker's selling commissions to unaffiliated broker-dealers upon the sale of units. This would adversely affect the Fund's return on investment if there were delays in purchasing insurance policies with such net proceeds. If AmeriFirst Funding Group, Inc. were to cease acting as our Provider of insurance policies, this would be expected to have a material adverse effect on the Fund's ability to purchase life insurance policies.

We may not have a viable business because of our inability to generate an adequate return on investment.

      The purchase price of life insurance policies to be paid to the insureds is determined by market conditions of supply and demand and by various state regulations. In addition, the various fees when added together are substantial and that, in turn, also reduces the potential yield to the Fund. There is no precedent for the Fund to know whether it will be able to balance such objectives while still being able to compensate the various entities providing services to the Fund.

      In order to generate an adequate return on investment, the various related entities providing services to the Fund may reduce their fees on certain policies. However, if there are not enough policies available to provide an adequate return on investment and compensate the various entities, the Fund may have to terminate its operations.

The loss of services of John Tooke could adversely affect the business and operations of our Manager, Underwriter and Provider.

      John Tooke is the chief executive officer and controlling shareholder of our Manager, Underwriter and our Provider. Mr. Tooke has no actual experience in the purchase of life settlements, although he has researched the industry since at least April 2001. An investment in the Fund is substantially dependent on the efforts and expertise of John Tooke. Until such time as the Fund establishes an operating history, he is currently irreplaceable. Our Underwriter has a non-compete provision in its employment contract with John Tooke, should he terminate employment, which prevents him from engaging in any business, which is competitive with the business of our Manager and soliciting any past or present customer or employee of our Manager. Neither the Fund nor any of its affiliated entities maintains key man life insurance on John Tooke's life and the loss of his services would be expected to adversely affect the Fund's business and its affiliated entities' ability to perform their duties and obligations in connection with the Offering. While other officers of AmeriFirst, Inc., the parent company of our Manager, Underwriter and Provider, have significant business experience to carry on the operations of the Fund, there can be no assurance the Fund will be able to recover from Mr. Tooke's loss and continue its operations.

Our Manager has no prior track record relating to the sale of life settlements.

      We are relying on our Manager to conduct our business. Our Manager has not commenced operations and we cannot present a track record for our Manager. John Tooke, the controlling shareholder of our Manager, has experience with the placement of investor funds in mortgage backed financing. While Mr. Tooke's prior performance in real estate may give some indication of the future performance of the Fund, any relevant prior performance of Mr. Tooke's experience is more than 10 years old and not in his possession. Mr. Tooke has no experience selling life settlements and thus there is no prior performance data available.

Members are relying entirely on our Manager to direct the Fund without independent review.

      Members of the Fund will have no right or power to take part in the operations of the Fund except through the exercise of their limited voting rights described in the Fund's Operating Agreement. However, the investment and operating policies of the Fund may change without a vote of members. Potential investors should not purchase units unless they are willing to trust our Manager to direct the Fund.

      We do not have any of our own employees or facilities and are relying completely on those of our Manager, our Provider and our Underwriter. Our Manager is our sole manager and we have no ownership interest in our Manager. Nobody has the responsibility of making an independent review for us of our Manager's performance of its duties.

Our Manager has limited assets and will primarily fund its operations from fees it earns in the purchase of life settlements.

      Our Manager has nominal capitalization and intends to fund its operations from fees it earns in life settlements. If our Manager is unable to meet its obligations to the Fund in order to enable the Fund to continue its operations, the Fund's members may be required to vote to replace our Manager. In such event, the Fund may be required to make a capital call upon members in order to continue the Fund's operations without interruption.

Conflicts of interests may arise among our Manager, our Provider, our Underwriter, the Fund and John Tooke, which could adversely affect the operations of the Fund.

      The selection, purchase and servicing of our policies are controlled by our Manager, all of whose stock is owned by AmeriFirst, 50% of whose stock is owned by John Tooke. Our Manager will purchase policies on behalf of the Fund through our Provider, which is also owned by AmeriFirst, either buying directly from the insured, when it is licensed or not required to be licensed, from other providers, or utilizing a broker network. While our Manager has agreed to act within the best interest of the Fund and its members, the potential value of the Fund's portfolio of policies will be affected by our Manager's selection of policies. Our Provider will have conflicts between its duty to the Fund and its own interests. Our Provider has agreed to sell policies it purchases to the Fund. However, our Provider may sell, on a non-securitized basis, the life insurance policies it purchases to other companies that have similar objectives of the Fund and our Provider may have conflicts of interest in determining which client will purchase the life insurance policy purchased by our Provider. As beneficial owner of our Manager and our Provider, circumstances may arise from time to time which make it more advantageous to AmeriFirst, and, in turn, John Tooke, to act in the best interest of either our Manager or our Provider, rather than in the best interest of the Fund and its members.

      We do not have our own staff and are completely dependent upon our Manager for management, administration and servicing the polices. Our Manager believes it has a sufficient staff to be capable of discharging its responsibility to us. However, there may arise a time in which we are handling a high volume of policies, and our Manager may not be able to service the policies on a timely basis. Any delays in servicing our policies could have an adverse effect upon our operations.

      Our Manager, Provider and Underwriter will receive substantial fees in connection with the transactions described herein. Our Manager and Provider will each receive their fees based on the gross proceeds of the Offering, regardless of whether the insured dies within the estimated life expectancy, whereas the members' return on investment will depend on the insured dying within his estimated life expectancy. Although we believe that such fees are reasonable, these fees are not the result of arm's length negotiations and may create conflicts of interest among such parties. See "Conflicts of Interest" below.

Our inability to accurately predict estimated life expectancies would adversely affect our financial results and may lead to payment delays or losses.

      The Fund's operations and financial results are dependent on the ability of our Manager, with the assistance of unaffiliated medical review service companies to conduct medical reviews through independent physicians, to accurately predict the estimated life expectancies of the insureds. Life expectancy is a significant factor in our determination of the purchase price of an insurance policy. Insureds can live significantly beyond the predicted life expectancy. Unanticipated delays in the collection of policies, whether caused by underestimating an insured's life expectancy, or otherwise, could have a material adverse effect on the Fund's financial results and will reduce the rate of return to members of the Fund.

      Inaccurate forecasting of an insured's life expectancy by our Manager could result from, among other things:

      o advances in medical treatment resulting in deaths occurring later than forecasted;

      o     inaccurate diagnosis or prognosis on terminally ill insureds;

      o     improved living habits resulting in better health; or

      o     fraud or misrepresentation by the insured.

We may not have a commercially viable business as a result of competition from other life settlement companies.

      The market for the purchase of life settlements is highly competitive. There are few substantial barriers to prevent new competitors from entering this market. The Fund expects to face additional competition from existing competitors and new market entrants in the future. As a result, we may not be able to compete on a commercially viable basis. Many competitors may have substantially greater financial, technical and marketing resources, longer operating histories, greater name recognition and more established relationships in the industry than the Fund is expected to have. As a result, some of these competitors may be able to:

      o     develop and expand their service offerings more rapidly;

      o take advantage of institutional financing and other financing opportunities more readily;

      o devote greater resources to the marketing and sales of their service; and

      o     adopt more aggressive pricing policies.

      We may face additional competition from benefits offered by insurance companies. Other companies could choose to enter the Fund's target market and devote greater resources and capital to the acquisition of insurance policies from insureds. In addition, many major insurance companies now offer terminally ill policyholders "accelerated benefits" options with their existing or newly-acquired policies which provide a way for terminally ill policyholders to draw on their life insurance benefits before death. The life insurance industry may become more aggressive in offering such benefits to terminally ill and chronically ill persons and senior citizens, although we believe insurance companies have generally offered accelerated death benefits on terms more restrictive than the terms of life settlements.

Regulation as an investment company may terminate the Fund.

      While the Fund may be considered similar to an investment company, it does not intend to register as such under the Investment Company Act of 1940. Accordingly, the provisions of such Act, which, among other matters, require investment companies to have a majority of disinterested directors and regulate the relationship between the investment advisers and the investment company, will not be applicable in the opinion of Snow Becker Krauss P.C. If the Fund is deemed to be an investment company, our Manager may terminate the Fund and distribute its assets which will affect the Fund's profitability.

We may not be able to recover accounting losses recorded on acquisition of life settlements.

      Pursuant to Financial Accounting Standards Board Technical Bulletin 85-4 "Accounting for Purchases of Life Insurance," acquired policies will be recorded at their cash surrender value and not at the amount of cash paid for the policy. This treatment will have a negative impact on our balance sheet as well as our statement of operations, because we will incur an immediate loss on the acquisition of a life settlement contract. There is a risk that we may not be able to recover the losses recorded on the acquisition of life settlements contracts.

The Fund has no proprietary information or rights to give us a competitive advantage.

      Except for information represented by the existing business relationships of the Fund's management, the Fund will have no protected or proprietary information. This means that the Fund will not enjoy a competitive advantage on any protected basis over other potential industry entrants or over existing life settlement companies. The Fund is applying to register its name or a depiction thereof under the federal trademark laws to enjoy protected "brand" recognition for the securities offered in the Offering.

Risks Related to the Offering

Members may experience a loss in excess of their initial investment.

      The Fund will purchase life insurance policies based on the estimated life expectancy of the individual policy holder. If the insured lives beyond the estimated life expectancy, the return on investment can become as low as the initial investment and members may experience a loss in excess of their initial investment. This would occur if the premium escrow account is exhausted and/or there are insufficient proceeds from any maturing life insurance policies. The Fund would have to make a capital call from all members to prevent policies from lapsing. Once the capital calls exceed the return a members is to receive, the overall return would be less than an initial investment and members may experience a loss in excess of their initial investment.

Our Underwriter's lack of experience could adversely effect the business and operations of the Fund.

      Our Underwriter is a newly formed broker-dealer with no prior operating experience. Furthermore, the management of our Underwriter have no experience in the offer and sale of units relating to life settlements. Our Underwriter may also engage other NASD broker-dealers and foreign dealers who agree to abide by the NASD's rules to sell our units. However, neither we, nor our Underwriter, has identified any brokers or dealers which will participate in the

Offering and neither of us has any agreement, arrangement or understanding with any such broker or dealer.

A reduced supply of life insurance policies could adversely affect members' rate of return.

      Changes in the economy and other changed circumstances may result in a reduced supply of life insurance policies and could result from, among other things:

      o improvement in the economy, generating higher investment returns to individuals from their investment portfolios;

      o improvements in health insurance coverage, limiting the need of insureds to use the funds received to pay the cost of their medical treatment;

      o a change in law that requires our Manager to apply more stringent credit standards in purchasing life insurance policies; or

      o the introduction into the market of less reputable third party brokers who submit inaccurate information to our Provider on behalf of insureds.

If our Provider is not licensed or able to comply with state insurance laws, we must purchase policies from brokers, none of which are obligated to sell to us.

      Our Provider is required to be licensed in the states requiring a license before it can be permitted to purchase life insurance policies. In addition, it must comply with the laws of each state which regulates the purchase and/or sale of insurance policies. Our Provider is in compliance with the laws of the State of Georgia which regulates the sale of insurance policies as a security through the Division of Securities and Business Regulation and the Insurance Commissioner for the State of Georgia. Our Provider will seek to comply with the insurance laws of all other states which regulate the purchase and/or sale of life insurance policies. However, our Provider may not be able to comply with every state's laws, or to renew or prevent revocation of a previously issued license or approval. Our Provider may be precluded from doing business in any state in which it is unable to obtain or otherwise maintain a required license or otherwise comply with the insurance or securities laws of that state. In the event our Provider is not licensed or approved to do business, it may only purchase polices referred by other licensed providers or brokers.

Newly issued life insurance policies carry special risks which could decrease the return on members' investments.

      An insurance company may contest the payment of a death benefit or cancel the life insurance policy should the insured die within a certain time period or under certain conditions, or should the policy have been obtained fraudulently. Typically, the time period in which an insurance company can contest an insurance policy is two years. In the event that an insurance company successfully contested a policy and did not pay death benefits, the Fund would incur a loss, which would decrease the return on members' investments. Examples of reasons to cancel a policy would be if the insured did not truthfully answer a question on the policy application, or if the insured commits suicide within the two-year contestability period. The Fund intends to only purchase life insurance policies, which are beyond their contestability periods. See "Evaluating the Insured and the Insurance Policy" above.

General risks of types of policies purchased.

      Our portfolio will consist mainly of the following types of life insurance policies: whole life insurance, universal life insurance, variable adjustable life insurance, Retired Federal Employees Group Life Insurance (FEGLI) and term policies.

      o Whole life insurance offers protection for the life of the insured based on a fixed premium payment. Policies may provide coverage on a single life or joint lives, either first to die or survivorship. The greatest risk lies with the purchase of whole life contracts from insureds who may outlive their estimated maturity dates.

      o Adjustable whole life and combination whole life/term rider policies can have limited guaranteed protection periods, or in the case of combination policies, the term portion decreases. In both cases, dividends are used to extend the coverage period or purchase paid-up whole life to replace the decrease in the amount of term insurance. The dividends are not guaranteed and the risk is that the insurance carrier would fail to make a dividend payment.

      o Flexible premium universal life and variable adjustable life policies are designed to mature or expire at 95 and beyond for specific amounts. Policies may provide coverage on a single life or joint lives, either first to die or survivorship. Insurance costs may become prohibitive at higher ages and there is the possibility of the insured outliving the coverage.

      o The only group life insurance which the Fund intends to purchase is Retired Federal Employees Group Life Insurance (FEGLI) policies which provide coverage for the life of the insured without any termination or decrease in death benefits. Our Manager will need to reimburse the insured on a quarterly or semi-annual basis for premium payments as payroll deduction is the only mode available. There is a risk that either the government could discontinue this insurance program and terminate the policy or the premiums could increase significantly. Either of these factors could adversely affect the Fund's investment performance.

      o Term policies are issued for a specific period and generally expire without a death benefit at ages from 90 to 100. The risks are that premiums become prohibitive and the possibility of the insured outliving the coverage.

If only the minimum funds are raised, we will not create a diverse pool of life insurance policies and members' rate of return will be lower.

      Our ability to reduce risk by creating a pool of life insurance policies will be limited by the amount of funds we raise. If only the minimum $2.5 million is raised, we will be able to acquire only a few insurance policies and members' return on investment may be low if we do not predict accurately the life expectancies of the insureds. Also, we would not necessarily be able to follow the diversification requirements and strategies described under "General Description of Different Types of Insurance Policies to be Purchased by the Fund and Investment Strategies." The pool of life insurance policies will have different maturity dates and members of the Fund will receive their proportionate share of an indeterminate cash flow.

We may lack funds to pay policy premiums and members may need to make capital calls to prevent the lapse of policies.

      The Fund will establish a premium escrow account at SouthTrust Bank with proceeds of the Offering generally equal to l50% of the premiums for the estimated life expectancy of the individual insureds, with a minimum of two years beyond the estimated life expectancy, which is believed to be appropriate and necessary to cover anticipated premiums owed. However, if a policy lapses, the Fund will suffer a loss equal to the purchase price of the insurance policy. If the premium escrow account is depleted for any reason, there is no other reserve fund (e.g., a sinking fund) and the Fund will not be able to pay premiums on outstanding policies.

      If the Fund is unable to make any premium payments or meet any other operating expenses to preserve the Fund, our Manager will make a capital call (of up to 6 months of premiums) where the members will need to make a proportionate capital contribution to the Fund. A capital call will not result in higher revenue for the Fund. Such a contribution would result in lower returns to members of the Fund. If enough additional capital is not contributed to cover additional premiums required, the individual policy on the insured's life will lapse. If less than all of the members contribute to the capital call, those members who contribute to the capital call will receive a premium to be determined by our Manager of the membership interest attributable to the defaulted capital contribution. Those who do not contribute to the capital call will have a reduced membership interest in the Fund and their return on investment will be reduced. See "Capital Calls" above.

We can only estimate and cannot guarantee members rate of return.

      The actual overall rate of return to members of the Fund can only be determined at the maturity of the individual policies. We can only estimate and cannot predict or guarantee members a rate of return. The estimated rate of return is based on the insured's estimated life expectancy. This estimate is based on medical and insurance underwriting and actuarial tables. Factors affecting the accuracy of our estimate include the experience and qualifications of the medical personnel estimating the life expectancy, the nature and progress of the insured's illness and the future developments in treatments and cures. If an insured passes away before the estimated life expectancy, the actual rate of return will be more than the estimated rate of return, but if the insured dies after the estimated life expectancy, the actual rate of return will be less than the estimated life expectancy. The actual rate of return may also be adversely affected by delays in payment or non-payment by carriers, delays in purchasing policies, capital calls and policies that terminate or lapse. In addition, we are attempting to securitize a diverse pool of terminally ill and chronically ill persons of all ages and senior citizens, age 65 and older, with estimated life expectancies based solely on actuarial tables. There is little, if any, precedent as a public company, there can be no meaningful historical data regarding the life expectancies of an undetermined pool. We have no historical data regarding losses experienced with life settlements and/or delays experienced in collecting amounts due under life insurance policies.

The rate of return to members may be lower than expected if the third party information we receive to predict life expectancy is not accurate.

      The rate of return to members of the Fund is highly dependent on our ability to predict accurately the life expectancy of the insured. In a pool of life insurance policies, we cannot monitor the insured's medical progress on our own. The Fund and our Manager must rely on third party information to assess the accuracy and validity of life insurance policy information. We must rely on third party medical and actuarial information when estimating the life expectancies of the insureds. We will rely on life expectancy estimates of independent physicians who may not have sufficient data available.

We will depend on third party information to predict estimated life expectancies.

      The independent physicians on whom we will rely to assist us in estimating the life expectancies of the insureds who are terminally or chronically ill do not personally examine any of the insureds. The independent physicians working for the medical review service companies with whom we have contracted will rely instead on the insured's medical records and the reports provided to them by the attending physician with whom they can communicate, as well as on certain actuarial assumptions.

Cures and advances in medical treatments for terminal illnesses will reduce members' rate of return and the number of persons seeking life settlements.

      The development of a cure for, or vaccine against, terminal and chronic illnesses, or the development of new drugs or other treatments which extend the life expectancy of individuals with such illnesses could have a material adverse effect on the rate of return to members of the Fund. In addition, such medical developments would likely reduce the number of individuals seeking life settlements. Substantial reductions in the cost of treating terminal illnesses, including reductions from the development of less costly treatments, may also reduce the number of individuals seeking life settlements.

Our working capital reserves may not be adequate to meet our obligations.

      We intend to maintain small working capital reserves to meet our obligations, including operating expenses. We will, however, maintain a premium escrow account to pay life insurance premiums. If we do not have adequate cash reserves, members of the Fund could suffer a loss of their investment unless we make a capital call. In the event our Manager cannot or does not pay our operating costs, it will be necessary to borrow funds, and there can be no assurance that such borrowing will be on acceptable terms or even available to us. Such a result may require us to liquidate our investments and abandon our activities unless we are able to successfully raise the necessary funds in a capital call.

We will depend on a broker network, but will have no contractual rights to policies.

      Our Provider can only purchase policies referred by other providers or sourcing brokers unless it becomes a licensed broker and/or purchases an interest in a broker. No sourcing broker is under a contractual agreement to refer policies to our Provider, and none is prohibited from referring policies to our competitors. Sourcing brokers tend to be relatively small independent businesses with limited capital resources. Therefore, no assurance can be given that relationships with sourcing brokers can be established or that existing sourcing brokers will remain in business. In the event that our Provider is not licensed or our Provider's relationships with the sourcing brokers are not established or cease, our operations could be adversely affected.

We will have limited assets other than insurance policies.

      The Fund does not have any assets nor will it purchase any insurance policies prior to completing the Offering. The Fund will not be permitted to have any assets other than interests in life insurance policies and temporary investments. Therefore, members of the Fund must rely on policies beneficially owned by the Fund maturing and paying proceeds in order to receive distributions.

The failure of an insurance company to pay proceeds will reduce distributions to members.

      The value of the collateral of the Fund, which are assignments of life insurance policies and beneficial interests in the proceeds of such policies, is directly dependent upon the financial stability of the life insurance companies. While the Fund intends to purchase life insurance policies only from life insurance companies rated A- or better by A.M. Best, an established insurance company may fail or not have enough money to pay the Fund the proceeds upon the death of the insured. The number of life insurance company insolvencies has been increasing in recent years, mainly due to poor investment results, inadequate underwriting or reinsurance, a lack of diversified investments and fraud. If the insurance company that has issued a policy acquired by the Fund becomes bankrupt or otherwise defaults in payment to the Fund, the Fund would have less income to make distributions. Most states have insurance guaranty funds to help liquidate the obligations of a terminated insurance company, but there can be no assurance that those funds will be adequate in any one instance.

Delays in payment and non-payment of policy proceeds will reduce potential profits and distributions to members.

      A number of arguments may be addressed by former beneficiaries under a life insurance policy or by the insurance company issuing a policy to deny or delay payment to the Fund of the proceeds of a policy following an insured's death, including arguments related to lack of mental capacity of the insured or applicable periods of contestability or suicide provisions. Delays for any reason in the Fund's collection of the face value of a life insurance policy following the death of the insured could have an adverse effect on the Fund's profits and distributions. If the death of an insured cannot be verified and no death certificate can be produced, the insurance company may not pay the proceeds of a policy until after the passage of a statutory period (usually five to seven years) for the presumption of death without proof.

Negative effect of increase in interest rates will reduce our profitability.

      Changes in interest rates and expectations about changing interest rates will affect the Fund's business. The Fund's profitability is dependent to a significant degree on the difference or the spread between the cost of the life settlements and the face value of its portfolio of policies. An increase in interest rates may affect the price that our Manager is willing to pay for the life insurance policies. Any substantial increase in interest rates will result in either a decrease in the purchase price that our Manager is willing to pay for insurance policies or a lower spread. If the Fund's purchase prices were to become significantly lower than its competitor's purchase prices, the number of policies available to the Fund could decrease. In addition, due to current and proposed regulations in several states which provide minimum purchase prices for life insurance policies, our Manager may be unable to decrease its purchase prices to fully account for the increase in interest rates.

Our compliance with minimum purchase price requirements may significantly reduce our profitability.

      Sixteen states have adopted and others are considering the adoption of legislation that regulates the minimum purchase prices to be paid for life settlements. The Fund and our Manager will comply with any and all legislation enacted. Compliance with minimum purchase price requirements may significantly reduce the Fund's profitability and ability to make distributions. Because minimum purchase price requirements may prevent the Fund from earning an acceptable profit margin on the life settlements in its portfolio, such requirements may force the Fund not to purchase life insurance policies in states imposing such restrictions.

Delays in purchasing life settlements will reduce our profitability and the return to members.

      The gross proceeds raised from the Offering will be invested in low risk eligible investments until utilized to purchase life settlements. Such investments are expected to provide an estimated rate of return of 1-2% per annum, or a substantially lower rate of return than the Fund anticipates can be obtained through our procurement of life settlements. Therefore, the Fund believes that any delays in investing funds allocated to the purchase of life settlements will reduce our profitability and the return to the members.

Our inability to track the insured may adversely affect the Fund's financial performance.

      After the Fund has purchased a life settlement from a policy owner, through our Provider, it must monitor or "track" the insured until he passes away and obtain documents establishing the insured's death in order to collect under the life insurance policy. Our Manager will require each insured to furnish information that should enable adequate tracking and that obligates such insured to inform our medical review service company periodically of changes in his health status, and immediately notify our Manager of any change in the insured's residence. Nevertheless, there is a risk that an insured with whom our Provider has entered into a contract may become "missing," or that there may be a delay in ascertaining that an insured has passed away or in obtaining required documentation needed to claim the insured's death benefit. Either could have a material adverse effect on the Fund's financial performance. Where permitted by law, our Manager has hired a consultant, 21st Holdings, LLC, an affiliate of 21st Services, one of our medical review service companies, to track each insured on a monthly basis. However, some states further limit the frequency with which the Fund through its tracking firm may contact the insured or obtain his medical records.

Possible costs relating to and delays attributable to government regulation will reduce our profitability.

      Our Provider will be required to comply with the laws of each state which regulates the purchase of life insurance policies. In addition, our Underwriter is registered with the NASD and is regulated by the NASD.

      The life settlements industry has been tainted by fraud. Accordingly, industry groups including the National Association of Insurance Commissioners
(NAIC) and the North American Securities Administrators Association (NASAA) perceived there to be an industry void and passed a Viatical Settlements Model Act and subsequent Guidelines Regarding Viatical Investments. A summary of the provisions of the Viatical Settlements Model Act appear in this report under the heading "Government Regulation of Life Settlements." In addition to the states which adopt the NASAA guidelines, other states which license insurance purchases follow many of the provisions of the Viatical Settlements Model Act. Since the SEC does not regulate life settlements, except in an offering such as this one in which the policies are securitized, some states treat the sale of life settlements to individuals as the sale of securities and require registration in such states.

      In any event, we will comply with any and all applicable rules and regulations. At present, we have no reason to believe that we will not be able to comply with the regulatory and licensing requirements of any particular jurisdiction. There can be no assurance that in the future there will not be periods when we are not in compliance with state regulations. Most states regulate life settlements through their insurance departments, while some states regulate life settlements through securities administrations. As the Fund enters the marketplace in states having such regulations, it will incur significant compliance costs. See "Government Regulation of Life Settlements" above.

We may be unable to prevent certain fraudulent activities including clean-sheeting.

      One of the fraudulent practices in the life settlements industry has been referred to as "clean-sheeting." This is when either an insured or his agent submits an original application for insurance containing false or misleading information. The Fund does not intend to purchase any life insurance policy prior to the end of the time period in which an insurance company can contest a policy or during the suicide period for which an insurance company does not have to pay the claim, both of which are typically two years. Notwithstanding that fact, in the event of fraud, if an insurance company will refuse to pay the claim on a policy which the Fund purchases, the members would lose part of their investment which would adversely affect the rate of return of the Fund.

      Notwithstanding the Fund's above stated policy, there can be no guarantee to protect members of the Fund from "clean-sheeting." Accordingly, the Fund has established a written internal anti-fraud policy and an education program for the Fund's employees to perform proper due diligence to ensure that clean-sheeting and other fraud has not been committed. If the Fund's employees suspect possible fraud in the application for an insurance policy or in the insured's medical records, they will not purchase such policy and are instructed to report such impropriety to the appropriate insurance authorities. See "Government Regulation of Life Settlements" above.

Our failure to comply with federal or state securities laws could have a material adverse effect on the Fund.

      Almost all state securities regulators have begun to regulate interests in life settlements as securities. Some state securities regulators have taken the position that the sale of an interest in a life settlement is an "investment contract" that falls within the definition of a "security" under state securities acts. Some state legislatures have amended state securities acts to specifically add viatical settlements to the definition of a "security."

      With respect to federal law, the D.C. circuit, as well as certain other circuits, held that interests in viatical and other life settlements are not securities because profits do not derive predominantly from the efforts of people other than the investors themselves. S.E.C. v. Life Partners, Inc., 87 F.3d 536 (D.C. Cir. l996). However, by our forming a pool of insurance policies and offering an undivided interest in the pool, rather than reselling the life insurance policy itself, we believe the units offered in the Offering would be deemed to be a security. Our failure to comply with applicable federal or state securities laws may have a material adverse impact on the Fund. Securities regulators may impose civil fines or penalties on the Fund and, under certain circumstances, may require it to make a rescission offer to some or all of its investors, as a result of which the Fund's financial position could be materially adversely affected.

Privacy laws and other factors may limit the information the Fund receives about the insured.

      Federal and state privacy laws may limit the information the Fund receives about the insured after investors invest in the Fund, such as the insured's current medical condition. In addition, other factors, such as the insured's unwillingness to cooperate, may limit the information the Fund receives after investors invest in the Fund.

Being a beneficiary of a policy and not also an owner carries special risks.

      The person who buys a life insurance policy is the owner of the policy and decides who the beneficiaries of the policy will be, that is, who will receive the death benefit when the owner dies. If the owner sells that policy to our Provider who then assigns it to the Fund, the members become the owners and therefore, are entitled to receive the death benefit when the insured dies. Some states however, will only allow a provider to directly purchase a life insurance policy and become the owner of the policy, where the Fund would become an irrevocable beneficiary of the policy.

Group policies carry special risks.

      A group policy insures the members of a specific group of people, usually the employees of a company. The biggest risk for someone who invests in a group policy is that the policy can be terminated by the employer or the insurance company. The Fund intends to only purchase group policies of retired Federal Employees Group Life Insurance (FEGLI).

Sale and transfer of the units is severely restricted and may cause members to forego the use of their invested funds.

      Members are not permitted to sell their units, and members will only be permitted to withdraw their investment from the Fund commencing one year after they are accepted as a member in the Fund, at a 15% discount to the principal amount of their investment. Accordingly, members of the Fund must be prepared to forego the use of their invested funds until we return members' investments. We cannot make any distributions to members prior to the maturity of any life insurance policy which will affect members' liquidity. The timing and frequency of distributions will depend on the size and scope of the pool of life insurance policies. Transfer of the units is restricted by the Fund's Operating Agreement. Members of the Fund may not transfer the units:

      o to persons who do not meet the investor suitability requirements pursuant to the Offering;

      o unless the transfer is approved by our Manager in its sole discretion; or

      o in violation of the securities laws or if the transfer would cause the Fund to be a publicly traded partnership.

Investors cannot revoke their subscription and will not have use of their invested funds.

      Once an investor signs the subscription documents and forwards such documents together with payment for a unit, he will not be able to revoke his subscription. The offering period can be held open until April 17, 2004, unless extended, without any subscriptions being accepted if subscriptions in the amount of the minimum offering are not achieved before then. Accordingly, if an investor subscribes before we close on the minimum offering, his subscription amount will be held in escrow, earning a low rate of return and will not be available to him.

No public market exists for the units and transfer restrictions prevent assignment of the units.

      There is no public market for the units. Therefore, it may not be possible for members to liquidate their investment in the Fund. In addition, members of the Fund cannot privately sell, gift, pledge or otherwise transfer their units without the prior written consent of our Manager. Although a member will be permitted to withdraw his investment at a 15% reduction to the principal amount of his investment (less any distributions paid to such member) commencing one year after such person/entity is accepted as a member of the Fund, such member will not be able prior to such one year period to sell his units promptly in the event of a financial emergency or at the price he wants and such member may not be able to use his units as collateral for a loan. Investors should purchase the units only with the intent of holding the units until we return their investments.

Risk of fraud by insureds may adversely affect our operating results.

      Although we are required to conduct certain due diligence in advance to buying a life insurance policy, there is a risk that we will be defrauded. Among other types of fraud that may exist, an insured may misrepresent the status of his illness, may fail to disclose all beneficiaries or may sell a policy to more than one purchaser. In the event that brokers submit inaccurate life settlement information to our Provider, we may not be able to uncover the presence of defects through our due diligence. There will be no provisions in the viatical settlement contracts for any repurchases of policies owned by the Fund and we may incur losses as a result of such breaches of warranties. If the Fund is subject to such fraud, our operating results would be expected to be adversely affected.

Some decisions will be approved by less than all members of the Fund.

      A member may be outvoted by other members of the Fund on some key decisions. Set forth below are actions that require the approval of members, but, except as indicated, do not require unanimous approval. There may accordingly be significant changes in our capital structure or management of which all members do not approve.

      o Amendment to the operating agreement requires the approval of members with aggregate capital accounts that are a majority of the capital accounts of all members, except for (i) admission of additional members, which does not require the approval of the members, or (ii) changes that would increase members liabilities or decrease their interest in the Fund's income, gains or distributions, and (iii) early termination of the Fund, which require approval of all the members.

      o Removal of our Manager in the case of commission of a felony, gross negligence or willful misconduct requires the approval of members with aggregate capital accounts that are a majority of the capital accounts of all members, or removal of our Manager after our Manager has received distributions from the Fund that equal 125% of the aggregate expenses incurred by our Manager, Provider and

            Underwriter requires the approval of members whose capital accounts exceed two-thirds of all members' capital accounts.

      o Approval of the recapitalization, sale of substantially all of the Fund's assets, restructuring of the Fund or merger of the Fund with or into another entity, that in each case adversely affects the members requires a vote of the members whose total capital accounts exceed two-thirds of the total of all members' capital accounts at such time.

      o Election of a successor manager, after our Manager has been removed or has resigned requires the approval of members with aggregate capital accounts that are a majority of the capital accounts of all members.

Our Manager can dissolve the Fund at any time, even if the insurance policies are sold below cost.

      Our Manager can dissolve the Fund at any time. Members can lose a significant part of their investment if our Manager decides to terminate the Fund when many of the insurance policies are still outstanding. Our Manager will sell the insurance policies to be able to distribute cash to the members and it may have to sell the insurance policies at significant losses.

Tax Risk Factors

General tax risks.

      Before making a decision to invest in the Fund, potential investors should assess the tax risks and their willingness and ability to comply with ongoing federal income tax filing and compliance requirements. The tax consequences set forth below are general in nature. Each potential investor should consult with his own tax professional to assess the tax impact of an investment in the Fund.

There are risks of loss of tax benefits by investment of IRA funds in exchange for units.

      Investing money held in an Individual Retirement Account ("IRA") involves special risks. We offer investors the option of using funds from their IRAs to purchase interests in life settlements. Section 408(a)(3) of the Internal Revenue Code of 1986, as amended, requires that "no part of the trust [IRA] funds will be invested in life insurance contracts." We are not aware of any ruling or judicial decision concerning the investment of IRA funds in life settlements. Therefore, because the question is not settled, there is the possibility that the Internal Revenue Service ("IRS") will not allow investors the tax benefits of their IRA on funds invested in life settlements. There is also the possibility that the IRS would not allow investors the tax benefits of any portion of their IRA accounts if any part of the IRA funds are invested in viatical or senior settlements.

      In addition, there are certain IRS rules pertaining to minimum distributions from IRAs for persons who are age 70 1/2 or older. The Internal Revenue Code requires that persons begin receiving distributions from their IRAs by a "required beginning date" (April 1 following the calendar year in which a person reaches age 70 1/2 ) and then again by December 31 of the same year and every year thereafter. The minimum distribution is calculated on the aggregate value of all IRA accounts; however, the minimum total amount may be distributed from any one account rather than from each individual account. Because death benefits under a life insurance policy are not payable until the insured dies, investors with large percentages of their IRA funds invested in life settlements may not have sufficient funds in any other IRA account(s) from which they may satisfy the Internal Revenue Code requirements while awaiting the payment of death benefits. Substantial penalties may be assessed if these minimum distribution requirements are not met.

If we lose our "partnership" status we would be taxed as a corporation and deductions otherwise available won't be deductible.

      Our legal counsel, Snow Becker Krauss P.C., has given the opinion that we will be treated as a "partnership" for federal income tax purposes and that we will not be treated as an association taxable as a corporation subject to the publicly-traded partnership rules discussed below. Counsel notes that a partnership will be taxed as an association taxable as a corporation if we have more than 100 members and were a publicly traded partnership. In such event, we would be taxed on our taxable income at rates of up to 35% for federal income tax purposes and would thus incur double taxation. It is counsel's opinion that if the provisions in the Fund's operating agreement are enforced, they would prevent us from being a publicly traded partnership and we will be subject to tax as a partnership. All items of our income, gain, loss, deduction and credit would be reflected only on our tax returns and would not be passed through to members. If we were treated as a corporation, distributions to members would be ordinary dividend income to the extent of our earnings and profits, and the payment of such dividends would not be deductible by us.

The IRS may challenge our allocations of income, gain, loss, and deduction.

      The Fund's Operating Agreement provides for the allocation of income, gain, loss and deduction among the members. The rules regarding partnership allocations are complex. It is possible that the IRS could successfully challenge the allocations in the operating agreement and reallocate items of income, gain, loss or deduction in a manner which reduces benefits or increases income allocable to members.

Members may be taxed on income which exceeds the cash distributions made to them.

      In any year in which we report income or gain in excess of expenses, each member of the Fund will be required to report his share of such net income on his personal income tax returns even though such member may have received total cash distributions which are less than the amount of net income he must report.

The state or locality in which a member is a resident or in which we own properties may impose income or other taxes on us or on such member's share of our taxable income.

      Although we have been advised by our tax counsel that we should be taxed as a partnership for federal income tax purposes, some jurisdictions in which we may do business may impose an entity based tax on our operations. Also, many states have implemented or are implementing programs to require entities taxed as partnerships to withhold and pay state income taxes owed by nonresident members. We may be required to withhold state taxes from cash distributions otherwise payable to members. These collection and filing requirements at the state or local level, and the possible imposition of state or local income, franchise or other taxes on the Fund, may result in increases in our administrative expenses which would reduce cash available for distribution to members. Members' tax return filing obligations and expenses may also be increased as a result of expanded state and local filing obligations. We encourage potential investors to consult with their own tax advisor on the impact of applicable state and local taxes and state tax withholding requirements.

      All losses from "passive activities" are generally not deductible by a non-corporate taxpayer, a Subchapter S corporation or a personal service corporation, except against income derived from "passive activities" of the tax payer. "Passive activities" are those business activities in which a taxpayer does not materially participate. A member's investment in the Fund would be treated as a "passive activity" for purposes of this limitation. Accordingly, so long as the member maintains his investment in the Fund, such member's share of the Fund's losses will not be deductible against his salary, active business income, income from dividends, interest, royalties, and capital gains from non-business properties. However, Fund losses, if any, generally will be deductible from such a member's gain and income from the Fund or from other passive activities.

Members may deduct losses only to the extent of amounts "At Risk."

      Under section 465 of the Internal Revenue Code, losses from certain activities may be deducted by a taxpayer only to the extent to which the taxpayers is "at risk" in the activity. Accordingly, the "at risk" rules will apply to a member's share of the losses from the Fund. Each member initially will be "at risk" only to the extent of the amount of capital that he contributes to the Fund. In future years, such amount will be increased to the extent the member recognizes income from his investment in the Fund or contributes additional cash to the Fund, and reduced to the extent he has deducted losses or receives cash distributions from the Fund.

Members will receive partner information tax returns on Form K-1 which could increase the complexity of their tax returns.

      The partner information tax returns on Form K-1, which we will distribute to members, will contain information regarding the income items and expense items of the Fund. If a member has not received K-1s from other investments, such member may find that preparing his tax return may require additional time, or it may be necessary for him to retain an accountant or other tax preparer, at an additional expense to him, to assist him in the preparation of his return.

Conflicts of Interest

      The relationships among the Fund, our Manager, Provider, Underwriter, and John Tooke, may result in various conflicts of interest. Our Manager, Provider and Underwriter are each controlled by John Tooke. Our Manager and its officers and directors, in their capacity as such, are required to exercise their fiduciary duties to the Fund and its members in a manner they believe will preserve and protect the rights of the Fund's members. Mr. Tooke has no intention to purchase life settlements for his own account or for the account of others, other than the Fund, except on a non-securitized basis.

      The paragraphs below describe material conflicts of interest of which we are aware that may arise in the course of the Fund's operation of our business.

1. Payment of Fees and Expenses. Our Manager, Provider and Underwriter will receive substantial fees in connection with the Offering and our ongoing operations.

2. Purchase of Life Insurance Policies from our Provider. The officers and directors of our Manager, which is controlled by John Tooke through AmeriFirst, will make all final decisions regarding the life insurance policies we will purchase. Our Provider is also controlled by John Tooke through AmeriFirst. Accordingly, although a purchase will be made on terms no more favorable to our Provider and Underwriter than to other persons, we may face a conflict of interest in determining whether a life insurance policy is appropriate for our portfolio. We will acquire many of our life insurance policies from or through our Provider, either directly from insureds, when it is licensed or not required to be licensed, or from other licensed Providers, or from a broker network. Our Manager and Provider will each receive their fees based on a percentage of the gross proceeds of the Offering, regardless of whether the insured dies within the estimated life expectancy, whereas the members' return on investment will depend on the insured dying within his estimated life expectancy. Although we have no agreement or understanding to acquire an ownership interest in a broker, certain states permit a Provider or its affiliates to have an ownership interest and we may acquire such an interest in the future. Our Provider is in compliance with the laws of the State of Georgia to conduct life settlement business and will comply with the laws of all other states which regulate the purchase and/or sale of insurance policies by the Fund. The brokers will earn brokerage fees on life insurance policies our Provider purchases through them or from them. Accordingly, since John Tooke controls our Manager and our Provider, he will face a conflict of interest in determining whether the life insurance policies meet our guidelines and are appropriate investments.

3. Non-Arm's Length Agreements. Our agreements and arrangements for compensating our Manager, Provider and Underwriter and the interest of our Manager in managing the Fund are not the result of arm's-length negotiations. Additionally, none of the directors of our Manager, Provider and Underwriter are independent.

4. Competition for the Time and Services of John Tooke. We will rely on our Manager, Provider and Underwriter and their directors and officers for the management of our operations. The directors and officers of our Manager, Provider and Underwriter will devote such time to our affairs and as they determine in good faith and in compliance with their fiduciary obligations to us and to our members, to be necessary for our benefit.

      Our Manager believes it has sufficient staff to be capable of discharging its responsibility to us. Our Manager, Provider, Underwriter and their affiliate, AmeriFirst, had an aggregate of 22 employees as of December 15, 2003, including John Tooke, a senior software architect, an executive assistant, in-house legal staff, accounting staff, insurance review, insurance analyst, medical review, policy administration, computer and data processing personnel, customer service, medical administration and administrative assistants, all of whom are full-time employees. For purposes of calculating the foregoing number of aggregate employees, John Tooke, an employee of each of our Manager, Provider, Underwriter and AmeriFirst, was regarded as one employee, and Dawn Arnett, an employee of both our Provider and our Underwriter was regarded as one employee. Mr. Tooke has in excess of 25 years of experience in selling mortgage backed securities and other securities. He began to research the life settlement industry in April 2001, however, he has no actual experience in purchasing and securitizing life settlement policies. The staff of our Manager includes one person with 33 years of insurance experience, a nurse with 36 years of experience in the medical industry and three other persons with between four and six years of experience in the life settlements industry. Virtually all of our Manager's employees will devote all of their business time to the Fund's affairs until such time as the offering is completed.

5. Provider Resells the Life Insurance Policies. Our Provider may also retain or sell existing life insurance policies purchased by our Provider for itself, or to other clients on a non-securitized basis, because this satisfies the objectives of our Provider. Our Provider will base the decision on factors such as the amount of funds available for investment, yield, portfolio diversification between terminally ill, chronically ill and senior citizens, insurance carriers, or other transaction terms. The Fund and our Provider have entered into an agreement that our Provider may sell policies to entities other than our Fund only on a non-securitized basis.

6. Lack of Separate Representation. We are represented by the same counsel as our Manager, Provider and Underwriter and we anticipate that this multiple representation by our attorneys will continue in the future. If a dispute arises between us and our Manager, Provider or Underwriter, they will either obtain separate counsel or facilitate our retaining separate counsel for such matters. However, we do not anticipate obtaining separate counsel should there be a need in the future to negotiate or prepare contracts or other agreements between us and our Manager for services including those set forth in this report, and as a result these agreements will not reflect arm's length bargaining.

ITEM 2. DESCRIPTION OF PROPERTY.

      The Fund does not have its own employees or offices. The employees of our Manager and Provider and their parent, AmeriFirst, Inc., will carry out our operations at their offices or will outsource and oversee the services performed by a third party servicer.

      Our Manager, Underwriter and AmeriFirst sublease their executive offices, located at 814 North Highway A1A, Suite 300, Ponte Vedra Beach, Florida 32082; telephone number (904)

373-3034, at a current monthly rental of $15,000. The sublease is with a non-affiliate for 18 months ending on February 28, 2004. The facility consists of approximately 7,349 square feet of office space.

      Our Provider leases its offices located at 1712-H Osborne Road, St. Marys, Georgia 31558; telephone number 912-673-9100, at a current monthly rental of $900. The lease is with a non-affiliate for five years ending on December 31, 2008. The facility consists of approximately 1,440 square feet of office space. The Fund's principal office is located at this Georgia office.

ITEM 3. LEGAL PROCEEDINGS.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted to a vote of the members of the Fund, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended September 30, 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      a. There is no established public trading market for the trading of our units.

      b. There were 0 unit holders as of December 15, 2003.

      c. Each member is entitled to his or her proportionate beneficial interest in the income to be generated from the pool of life insurance policies. However, we must first raise a minimum of $2,500,000 in the Offering before we can commence operations and purchase life insurance policies. The proceeds of the Offering will be held in an interest bearing escrow account with SouthTrust Bank until we raise the $2,500,000 minimum. If the minimum amount is not received within six months of the Effective Date of the Offering, unless extended for an additional six months until October 17, 2004, then all subscription amounts (including interest) will be returned to all subscribers. Only when we acquire the proceeds from life insurance policies will members receive a distribution consisting of their proportionate share of such proceeds. As of September 30, 2003, we have not made any distributions of income since we have not yet commenced operations.

      d. We do not have any compensation plans, including compensation arrangements under which units of the Fund are authorized for issuance.

Use of Proceeds

      On May 14, 2003, our Registration Statement on Form S-1 (Registration No.:
333-98651), as amended by Post-Effective Amendment No. 2 on October 17, 2003, was declared effective with the SEC for the initial public offering of up to a maximum of 100,000 units of ownership interest in the Fund at $1,000 per unit for an aggregate purchase price of $100,000,000. Our Underwriter, an NASD licensed broker-dealer, who is also an affiliate of our Manager, is offering and selling the units, but it may also engage other NASD broker-dealers and foreign dealers who agree to abide by the NASD rules to sell our units. Our Underwriter will receive selling commissions at the time of purchase of life insurance polices equal to 2.5% of the gross proceeds of the sale of units by our Underwriter. Our Underwriter may also negotiate fees to be paid to selected dealers on units sold by them. The total selling commissions to our Underwriter and selected dealers cannot exceed 10% of the gross proceeds of units sold, which is the maximum fee permitted by the NASD. As of December 15, 2003, no units have been sold.

      The proceeds of the Offering will be held in an interest bearing escrow account with SouthTrust Bank until we raise a minimum of $2,500,000. We must receive the $2,500,000 minimum offering before we can commence operations and purchase life insurance policies. The gross proceeds of the Offering will be used to: purchase life insurance policies for less than the face amount of the policy, pay the referring broker's fee, establish a premium escrow account to make premium payments on the policies and the balance to pay for all services required in connection with the policies, including all related fees and all sales commissions on the units offered in the Offering. Funds that have not yet been used to make or acquire life insurance policies will be deposited in an interest-bearing operating escrow account. Investors will be entitled to a pro-rata share of the short-term interest earned in the operating escrow account.

      AmeriFirst, the holding company controlled by John Tooke, has agreed pursuant to the Expense Agreement to pay at its own expense, all organizational and offering expenses of the Offering including without limitation, legal and accounting expenses, photocopy costs, selling expenses, and filing fees paid to the SEC and state securities commissions. Accordingly, the Fund will receive all proceeds from the Offering.

      During the fiscal year ended September 30, 2003, an aggregate of $326,509 in expenses were incurred on the account of the Fund in connection with the registration statement for the sale of the units, as well as subsequent filings with the SEC, including without limitation, legal and accounting expenses, photocopy costs and filing fees paid to the SEC and state securities commissions. All of such expenses were paid directly to the applicable entities by AmeriFirst, Inc. on behalf of the Fund pursuant to the Expense Agreement.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward Looking Statements

      Statements in this Item 6 "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Report are certain statements which are not historical or current fact and constitute "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of l933 and
Section 21E of the Securities Act of l934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Fund to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Such forward looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and our most recent results. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "may," "will", "potential," "opportunity," "believes," "belief," "expects," "intends," "estimates," "anticipates" or "plans" to be uncertain and forward- looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the reports and registration statements of the Fund filed with the SEC.

Background

      The Fund was formed in the State of Delaware in April 2002 and reincorporated in Florida in September 2002 as a Florida limited liability company. The Fund was formed solely for the restricted, limited purpose of purchasing life insurance policies at a discount to face value from terminally ill and chronically ill persons of all ages and senior citizens, age 65 and older, with estimated life expectancies based solely on actuarial tables, to create a pool of life insurance policies. We are offering a minimum of 2,500 units and up to a maximum of 100,000 units at

$1,000 per unit. Each member of the Fund is entitled to his or her proportionate beneficial interest in the income to be generated from the life insurance policies. The Fund only recently began its operations in October 2003, and since such time, it has not had any revenues from operations. Accordingly, set forth below is the Fund's plan of operation for the next twelve months in lieu of a discussion and analysis of the financial condition and results of operations of the Fund.

Twelve Month Plan of Operation

      As of September 30, 2003 and 2002, the Fund had $326,509 and $187,718, respectively, of assets consisting of deferred financing costs and had not commenced operations. Total liabilities of $218,100 as of September 30, 2002, owed by the Fund for organizational and offering expenses to AmeriFirst, the holding company controlled by John Tooke, were forgiven by AmeriFirst on February 13, 2003, and recorded as contributed capital. This occurred pursuant to the Expense Agreement under which AmeriFirst agreed to pay at its own expense, all organizational and offering expenses of the Offering including without limitation, legal and accounting expenses, photocopy costs, selling expenses, and filing fees paid to the SEC and state securities commissions. Accordingly, the Fund will receive all proceeds from the Offering. The Fund had total liabilities of $13,159 as of September 30, 2003, consisting of accrued expenses. As a result of the foregoing, the Fund had total liabilities and members' equity of $326,509 at September 30, 2003 as compared with $183,718 at September 30, 2002. Total contributed capital from April 22, 2002 (Inception) through September 30, 2003, was $405,499. During the next 12 months, if we raise at least $2,500,000, we plan to purchase a pool of life insurance policies, created by the purchase of insurance policies at a discount from the face amount of the policies from terminally ill and chronically ill persons of all ages and senior citizens, age 65 and older, with estimated life expectancies based solely on actuarial tables. Upon raising $2.5 million and the release of such funds from escrow, our Manager will create a pool of life insurance policies.

      Our auditors have qualified their report as there is substantial doubt as to the Fund's ability to continue as a going concern. The ability of the Fund to continue as a going concern is dependent upon the success of the Fund to raise the $2,500,000 minimum subscription needed within the specified time pursuant to the Fund's operating agreement. The financial statements do not include any disclosures that might be necessary should the Fund be unable to continue as a going concern.

      John Tooke, Chief Executive Officer and controlling shareholder of our Manager, Provider and Underwriter, has extensive experience in investment banking and selling mortgage backed securities. Although he has no actual experience in purchasing life settlement policies, he has researched the life settlements industry since at least April 2001 and conducted all organizational activities necessary for the Fund. Our Manager intends to service the insurance policies with experienced employees it has hired, as described below. However, our Manager may outsource any or all of the non-financial services of servicing the life insurance policies to an unaffiliated third party servicer to assist us in reviewing each policy, closing the purchases of such policies, monitoring life status of the insureds and filing death benefit claims. Our Manager has entered into agreements with four unaffiliated organizations to conduct its medical due diligence review to determine estimated life expectancies and with one of such companies to track the status of the insured. See "Item 1. Description of Business--Medical and Insurance Due Diligence Review." Neither the Fund nor our Manager, Provider or Underwriter has entered into any other arrangements, agreements or understandings with any third parties to act as our servicer. If it did enter into such an agreement, the Fund would be dependent upon the services of third parties for its overall success.

      We do not anticipate hiring any employees or acquiring any fixed assets like office equipment or furniture, or incurring material office expenses during the next twelve (12) months because we will be utilizing our Manager's and its affiliate's personnel and office equipment. As of December 15, 2003, our Manager and its affiliate, AmeriFirst, Inc., employed 18 persons, including John Tooke, a senior software architect, in-house legal staff, accounting staff, insurance review, insurance analyst, medical review, policy administration, computer and data processing personnel, customer service, medical administration and administrative assistants. For purposes of calculating the foregoing number of aggregate employees of our Manager and AmeriFirst, John Tooke, an employee of each of our Manager and AmeriFirst, was regarded as one employee. Our Manager occupies approximately 7,349 square feet of office space in Florida, and also occupies space at the Fund's offices in St. Marys, Georgia. This facility is equipped with office furniture, telephones, fax machines, photo copiers, multiple computers in a server system and whatever else will be needed to operate. See "Item 1. Description of Business--Our Servicer" for additional information on our back-up computer system. The fees which we will pay our Manager as compensation will be in lieu of all other payments for operating expenses.

      The Fund has not committed itself to purchase any life insurance policies, and has not entered into any arrangements or other transactions other than with our Underwriter of the Offering and other affiliates, and four unaffiliated medical review service companies, the latter of which are terminable without penalty after 90 days. We do not intend to incur any indebtedness at the commencement of our operations, although we may later establish a line of credit for future use.

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

ITEM 7. FINANCIAL STATEMENTS.

      The information required under this Item appears in a separate section following Item 13 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEMS 8A. CONTROLS AND PROCEDURES

      As of September 30, 2003, the Fund's management, including our Manager's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design of the Fund's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Fund's disclosure controls and procedures were effective, in all material respects, to ensure that the information required to be disclosed in the reports the Fund files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

      There have been no significant changes (including corrective actions with regards to significant deficiencies and material weaknesses) in the Fund's internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2003.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS PROMOTER AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors of the Fund and Our Manager

      We do not have any directors or officers. We are managed by AmeriFirst Financial Services, Inc. The following persons are the executive officers and directors of our Manager.

        Name                    Age                      Office
        ----                    ---                      ------
John Tooke                       62      Chief Executive Officer and Director
Brittany M. Ellis                29       President, Secretary and Director

      John Tooke has been Chief Executive Officer, director and, through AmeriFirst, Inc., controlling shareholder of our Manager since its predecessor's formation in June 2002. Mr. Tooke also acted as President of our Manager from June 2002 to November 2003. Since April 2002, when the predecessor of our Provider was formed, Mr. Tooke has been Chief Executive Officer and director of our Provider, AmeriFirst Funding Group, Inc. Since October 2002, Mr. Tooke has been chief executive officer and director of our Underwriter, AmeriFirst Capital Corp. In addition, Mr. Tooke is Chief Executive Officer, director and a controlling shareholder of AmeriFirst, Inc., the parent company of our Manager, Provider and Underwriter. Mr. Tooke has been engaged in negotiations and start-up activities for the Fund and researching the life settlements industry commencing in April 2001. From 1996, when Mr. Tooke formed the predecessor to Global Express Securities, Inc. (previously known as First Florida Securities, Inc.), a member of the NASD, until he sold it in March 2002, he was President and a director of Global Express Securities, Inc. This firm is a regional NASD regulated broker-dealer originally located in Florida which relocated to Nevada in 1999. The firm specializes in the placement of high yield collateralized investment products through the sale of public and private securities both to the retail market and to individual clients. The firm's sole public offering which closed after Mr. Tooke left such company, was a best efforts offering under the name Global Express Capital Real Estate Investment Fund I, LLC, of fractional units in a fund to make loans, or purchase entire or fractional interest in loans secured by mortgages or deeds of trust.

      From 1991-1996, Mr. Tooke was employed as a private investor in commercial real estate projects as a principal for his own account. While he was an investment banker, Mr. Tooke originated and produced commercial mortgages and sold them to investors. Any relevant prior performance data of Mr. Tooke's experience is more than 10 years old and not in his possession. From 1989 to 1991, Mr. Tooke was Senior Vice President of Security Pacific Merchant Bank, responsible for the entire investment banking group, which originated and securitized product for the bank. From 1985 to 1989, Mr. Tooke was Senior Vice President of Sales and Trading for Drexel Burnham Lambert which sold and traded multi-family and commercial mortgages and portfolios in the secondary markets. From 1984 to 1985, Mr. Tooke was Vice President of Sales and Trading of Morgan Stanley & Co. where he worked in all aspects of mortgage finance proposals such as CMO's, mortgage backed bonds and private placements. From 1981 to 1984, Mr. Tooke was a Vice President of Sales and Trading of Merrill Lynch where he traded whole loans, participation and conventional mortgage backed securities and analyzed and structured all securitized products. Mr. Tooke holds NASD Series 7, Series 24, Series 28 and Series 63 securities licenses. Mr. Tooke is a qualified securities principal. In addition, he is licensed in Nevada, California and Florida for the sale of real estate mortgages and securities.

      Brittany M. Ellis has served as President of our Manager since November 2003 and as Secretary and a Director of our Manager since its inception in September 2002. Ms. Ellis is responsible for the management of the Fund, including overseeing the activities of underwriting and servicing the insurance policies. Ms. Ellis is also Secretary and a director of AmeriFirst, Inc. since its inception in August 2002. In addition, Ms. Ellis is Secretary and a member of the Boards of Directors of AmeriFirst Funding Group, Inc., and AmeriFirst Capital Corp. Ms. Ellis graduated from Florida Coastal School of Law in May 2002 and is a member of the Florida bar. Ms. Ellis received her Bachelors degree from the University of Southern Mississippi in 1997. Prior to her legal career, she worked in managed services for the Aramark Corporation and Maidpro, Inc. in Massachusetts. Ms. Ellis holds a NASD Series 7 securities license.

Officers and Directors of AmeriFirst, Inc.

      All of the capital stock of our Manager, Provider and Underwriter is owned by AmeriFirst, Inc. John Tooke owns 50% of the common stock, and Irving Strickstein and Denise Mugerdichian Lachman each beneficially own 25% of the common stock. See "Item 12. Certain Relationships and Related Transactions." The following persons are the officers and directors of AmeriFirst.

Name                  Age     Officer
----                  ---     -------
John Tooke            62      Chief Executive Officer and Director; Chief Executive
                              Officer and Director of each of AmeriFirst Financial
                              Services, Inc., AmeriFirst Funding Group, Inc., and
                              AmeriFirst Capital Corp.

Brittany Ellis        29      Secretary and Director; President, Secretary and
                              Director of AmeriFirst Financial Services, Inc.

Dawn Arnett           28      Director; President of AmeriFirst Funding Group, Inc.,
                              and Managing Director of AmeriFirst Capital Corp.

Thomas M. Kann        57      Director; Senior Vice President of AmeriFirst Funding
                              Group, Inc., and Managing Director of AmeriFirst Capital
                              Corp.

Irving Strickstein    74      Chairman of the Board of Directors

      See "Officers and Directors of the Fund and Our Manager" above for the biographies of John Tooke and Brittany M. Ellis.

      Dawn N. Arnett has served as a director of AmeriFirst since November 2002. She is also serving as the compliance officer and Managing Director for our Underwriter, AmeriFirst Capital Corp. since October 2002. Ms. Arnett is also President of our Provider, AmeriFirst Funding Group, Inc., since May 2003, and was Senior Vice President from January 2003 through April 2003, where she will manage policy origination for the Fund. From April 2002 to October 2002, Ms. Arnett worked as a registered sales representative for Vestin Capital, Las Vegas, Nevada, a securities company specializing in real estate investments. From March 2001 to April 2002, Ms. Arnett acted as compliance officer and registered representative for Global Express

Securities, Inc., Las Vegas, Nevada, a securities company also specializing in real estate investments. From January 2000 until February 2001, she served as a research assistant at John Quillen East Tennessee State University Medical School. From August 1999 until January 2000, Ms. Arnett was a Registered Sales Representative with Prudential Securities. From September 1997 until August 1998, Ms. Arnett served as an Investment Associate and Marketing Representative with Merrill Lynch, where she received her securities licenses to manage investor relationships for new and existing clients. Ms. Arnett holds Series 7, Series 24 and Series 66 securities licenses and will be licensed in each state in which the Fund intends to sell its securities. In 1997, Ms. Arnett received her Bachelors Degree in Economics and Biology from Simmons College in Boston, Massachusetts. From 1993 to 1997, she worked at Harvard Medical School doing clinical research where she had several papers published. At that same time, Ms. Arnett was interning at Walden Capital Management, a socially-responsible investment firm.

      Thomas M. Kann has served as a director of AmeriFirst since November 2002. He is also serving as Managing Director of AmeriFirst Capital Corp. since October 2002. He is also Senior Vice President of AmeriFirst Funding Group since November 2002. Prior thereto, from April 2001 to March 2002, he was a registered sales representative of Global Express Securities, Inc., Las Vegas, Nevada. From October 1992 to October 2001, Mr. Kann was founder and President of World Access Telecom, Inc., a full-service telecommunications business, from the startup stages through full development. His experience as President of World Access Telecom, as well as Raleigh Enterprises, spans the international sector having serviced clients in over 50 countries. His more than 25 years' of experience on Wall Street encompass expertise as a trader and institutional salesman in fixed income securities with UBS Securities, Morgan Stanley & Co., Smith Barney, Loeb Rhoades, Shearson, First Interstate Bank of California and Bache & Co. Mr. Kann holds NASD Series 7, Series 22, Series 24 and Series 63 securities licenses and will be licensed in each state in which the Fund intends to sell its securities. Mr. Kann is a licensed life and variable annuity insurance agent in the States of Florida and Delaware. Mr. Kann received his Bachelor of Arts Degree in Finance from Colorado Alpine College. In addition to being a charter member of the Republican Presidential Task Force since 1989, he is a fluent speaker of Hungarian, his native language.

      Irving Y. Strickstein has been Chairman of the Board of Directors and a shareholder of AmeriFirst since November 2002. Since February 1954, Mr. Strickstein has been a part-owner, officer and director of National Lumber Company in Warren, Michigan.

Compliance with Section 16(a) of the Exchange Act

      The Fund is not subject to Section 16(a) of the Securities Exchange Act of 1934, as amended.

Code of Ethics

      The Fund has not adopted a Code of Ethics as of date of this report. We only recently began our operations in October 2003, and we are presently conducting an offering of ownership interest in the Fund and will continue to do so until we raise the maximum of $100,000,000.

ITEM 10. EXECUTIVE COMPENSATION.

      Our Manager is entitled to receive compensation fees for servicing the policies and monitoring the insureds on behalf of the Fund equal to 5% of the gross proceeds of the Offering.

      In addition, AmeriFirst Inc. is paying John Tooke a salary of $8,000 per month which will not be reimbursed from proceeds of the Offering. Mr. Tooke is employed by our Underwriter under a 3-year employment agreement ending July 31, 2005, pursuant to which he agreed not to compete with our Underwriter or its affiliates for a two-year period following termination of employment.

      No other compensation will be paid to our Manager or John Tooke in connection with the Fund.

      Neither our Manager nor its affiliates has received any compensation during our fiscal year ended September 30, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      As of December 15, 2003, no person or entity beneficially owns more than 5% of the ownership interest in the Fund. Our Manager made a $10 contribution to the Fund, but owns no interest in the Fund. The Fund will be entirely owned by investors. In addition, Florida law requires that there be one member in connection with the formation of the Fund as a Florida limited liability company and therefore, John Tooke was named as a member of the Fund. However, Mr. Tooke does not own any interest in the Fund and he is not entitled or subject to the rights and obligations of the investors as members of the Fund as provided in the Operating Agreement, including, but not limited to, the right to receive distributions or voting rights.

      All of the capital stock of our Manager, Provider and Underwriter is beneficially owned by AmeriFirst. The following table sets forth the persons known to be the beneficial owners of more than 5% of the issued and outstanding common stock of AmeriFirst as of December 15, 2003.

                                    Shares of Common Stock     Percent of Common Stock
Name and Address                    Beneficially Owned         Beneficially Owned*
----------------                    ------------------         -------------------
John Tooke                                 1,000                       50%
Irving Strickstein                           500(1)                    25%
Denise Mugerdichian Lachman                  500                       25%

----------
* Based on 2,000 shares of common stock of AmeriFirst issued and outstanding as of December 15, 2003

(1) From these 500 shares beneficially owned by Irving Strickstein, (a) 150 shares are held in the Irving Y. Strickstein Revocable Living Trust dated U/T/A dated September 13, 1984, for which Mr. Strickstein is the Trustee and has sole voting power, and (b) 350,000 shares are held in the name of his four adult children; Mr. Strickstein has voting power as to all 350 shares pursuant to a Shareholders' Agreement dated October 27, 2003 by and among Irving Y. Strickstein, Trustee of the Irving Y. Strickstein Revocable Living Trust dated U/T/A dated September 13, 1984, as amended, Robert C. Strickstein, Susan J. Sadley, Scott D. Strickstein and Tara N. Strickstein.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Certain relationships exist among the Fund, our Manager, our Provider and our Underwriter, and the officers, directors and other affiliates of our Manager, Provider and

Underwriter which may result in various conflicts of interest. See "Item 1. Description of Business--Conflicts of Interest."

      AmeriFirst is a Delaware holding company incorporated on August 19, 2002, 50% of whose capital stock is owned by John Tooke, 25% is beneficially owned by Irving Strickstein and 25% is beneficially owned by Denise Mugerdichian Lachman. AmeriFirst owns all of the capital stock of our Manager, Provider and Underwriter.

      On February 13, 2003, as restated on December 23, 2003, AmeriFirst entered into the Expense Agreement with the Fund whereby AmeriFirst agreed to forgive approximately $218,000 of expenses which were incurred on the Fund's behalf. In addition, AmeriFirst agreed that the Fund would not have to repay any additional offering expenses paid by AmeriFirst, as well as expenses incurred for subsequent filings of the Fund with the SEC.

      On October 28, 2002, Irving Strickstein, through his corporation, I.Y.S. III, LLC entered into a loan agreement with AmeriFirst Inc. evidenced by a promissory note in the principal amount of $500,000. In consideration of the loan, I.Y.S. received 500 shares (25%), as amended, of the common stock of AmeriFirst and a proportionate equity interest in any affiliates or subsidiaries of AmeriFirst, but not the net operating income of the Fund.

      On October 28, 2002, Denise Mugerdichian Lachman, through her corporation Dow Ridge Associates, LLC, entered into a loan agreement with AmeriFirst evidenced by a promissory note in the principal amount of $500,000. In consideration of the loan, Dow Ridge received 500 shares (25%), as amended, of the common stock of AmeriFirst and a proportionate equity interest in any affiliates or subsidiaries of AmeriFirst, but not the net operating income of the Fund.

      The payment of principal and interest of all notes are to be re-paid solely from the net operating income of AmeriFirst Inc., as it becomes available and based on the discretion of John Tooke and the ongoing capital reserve requirements of AmeriFirst Inc. All notes bear interest at 1% over the prime rate charged by Comerica Bank.

      Although each of our Manager, Provider and Underwriter will have their own independent employees, John Tooke is the sole director of our Provider and Underwriter, and is also one of two directors of our Manager, neither of which are independent. Only the parent company, AmeriFirst, has independent directors serving on its board of directors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits

      Exhibit No.      Description of Exhibit
      -----------      ----------------------

      3.1              Articles of Organization. (1)

      4.1 Operating Agreement of AmeriFirst Fund I, LLC, dated as of May 13, 2003. (2)

      10.1 Subscription Escrow Agreement by and among AmeriFirst Fund I, LLC, AmeriFirst Capital Corp. and SouthTrust Bank. (1)

      10.2             Employment Agreement between AmeriFirst Capital Corp.
                       and John Tooke. (3)

      10.3             Form of Viatical Settlement Contract. (1)

      10.4 Sublease Agreement effective September 4, 2002 by and between Life Settlements Service Corp. and AmeriFirst Capital Corp. (1)

      10.5 Letter Agreement between AmeriFirst Fund I, LLC and AmeriFirst Funding Group, Inc. dated December 26, 2002.
                       (1)

      10.6 Consulting Agreement between AmeriFirst Financial Services, Inc. and 21st Services, dated as of November 1, 2002. (4)

      10.7 Consulting Agreement between AmeriFirst Financial Services, Inc. and Fasano Associates, Inc., dated as of November 1, 2002. (4)

      10.8 Consulting Agreement between AmeriFirst Financial Services, Inc. and Systems for Advanced Risk Analysis, L.P., dated as of November 1, 2002. (4)

      10.9 Consulting Agreement between AmeriFirst Financial Services, Inc. and American Viatical Services, dated February 12, 2003. (4)

      10.10 Servicing Agreement dated May 14, 2003 by and between AmeriFirst Financial Services, Inc. and 21st Holdings, LLC. (5)

      10.11 Amendment No. 1 dated as of December 23, 2003, to Subscription Escrow Agreement by and among AmeriFirst Fund I, LLC, AmeriFirst Capital Corp. and SouthTrust Bank.*

      10.12 Restated Expense Agreement dated as of December 23, 2003 by and between AmeriFirst Fund I, LLC and AmeriFirst, Inc.*

      31.1 Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

      32.1 Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.*

----------
* Filed Herewith.

(1) Filed with Amendment No. 2 to Registrant's Registration Statement on Form S-1, filed on January 15, 2003.

(2) Filed as Exhibit B to Registrant's 424b(3) Prospectus in connection with Registrant's Registration Statement on Form S-1, filed on November 17, 2003.

(3) Filed with Registrant's Registration Statement on Form S-1, filed on August 23, 2002.

(4) Filed with Amendment No. 3 to Registrant's Registration Statement on Form S-1, filed on February 20, 2003.

(5) Filed with Post-Effective Amendment No. 1 to Registrant's Registration Statement on Form S-1, filed on May 15, 2003.

(b)   Reports on Form 8-K

      None.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 29, 2003             AMERIFIRST FUND I, LLC

                                     By: AmeriFirst Financial Services, Inc.,
                                         Manager


                                           /s/ John Tooke
                                        -------------------------------
                                           John Tooke
                                           Chief Executive Officer
                                           (Principal Executive Officer and
                                           Principal Financial Officer)

      In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.


    /s/ John Tooke                  Chief Executive Officer,                    December 29, 2003
------------------------            Chief Financial Officer
    John Tooke                      (Principal Executive Officer
                                    and Principal Financial Officer)
                                    and Director of Manager

 /s/ Brittany M. Ellis              President, Secretary and Director           December 29, 2003
------------------------            of Manager
Brittany M. Ellis

                                                          AMERIFIRST FUND I, LLC
                                                   (A Development Stage Company)

                                                                        CONTENTS
--------------------------------------------------------------------------------

                                                                                  Page
                                                                                  ----
PART I - FINANCIAL INFORMATION

INDEPENDENT AUDITORS' REPORT                                                         1

FINANCIAL STATEMENTS

  Balance Sheets as of September 30, 2003 and 2002                                   2
  Statements of Operations and Member's Equity
   for the Year Ended September 30, 2003, the Period from April 22, 2002
   (inception) through September 30, 2002 and Cumulative from April 22, 2002
   (inception) through September 30, 2003                                            3
  Statements of Cash Flows for the Year Ended September 30, 2003, the Period
   from April 22, 2002 (inception) through September 30, 2002 and Cumulative
   from April 22, 2002 (inception) through September 30, 2003                        4

NOTES TO FINANCIAL STATEMENTS                                                      5-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
AmeriFirst Fund I, LLC

We have audited the accompanying balance sheets of AmeriFirst Fund I, LLC ("the Fund") (a development stage company) as of September 30, 2003 and 2002, and the related statements of operations, member's equity, and cash flows for the year ended September 30, 2003, the period from April 22, 2002 (inception) through September 30, 2002 and cumulative from April 22, 2002 (inception) through September 30, 2003. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmeriFirst Fund I, LLC as of September 30, 2003 and 2002, and the results of their operations and their cash flows for the year ended September 30, 2003, the period from April 22, 2002 (inception) through September 30, 2002 and cumulative from April 22, 2002 (inception) through September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Fund will continue as a going concern. As discussed in Note 3 to the financial statements, the Fund is a development stage company and has not yet begun operations nor raised any funds to fund such operations. These conditions raise substantial doubt about the Fund's ability to continue as a going concern. The financial statements do not include any disclosures that might result from the outcome of this uncertainty.


/s/ Marcum & Kliegman LLP

November 26, 2003, except for Note 4(B), which is December 23, 2003
New York, NY

                                                          AMERIFIRST FUND I LLC.
                                                   (A Development Stage Company)

                                                                  BALANCE SHEETS

                                                     September 30, 2003 and 2002
--------------------------------------------------------------------------------

                                     ASSETS

                                                                     2003          2002
                                                                   -----------------------
Current assets                                                     $     --      $      --
Deferred offering costs                                             326,509        183,718
                                                                   --------      ---------

         TOTAL ASSETS                                              $326,509      $ 183,718
                                                                   ========      =========

                    LIABILITIES AND MEMBER'S EQUITY (DEFICIT)

Accrued expenses                                                   $ 13,159      $      --
Due to related party                                                     --        218,100
                                                                   --------      ---------

         TOTAL LIABILITIES                                           13,159        218,100

COMMITMENTS AND CONTINGENCIES

MEMBER'S EQUITY (DEFICIT) ACCUMULATED DURING
 THE DEVELOPMENT STAGE                                              313,350        (34,382)
                                                                   --------      ---------

         TOTAL LIABILITIES AND MEMBER'S EQUITY                     $326,509      $ 183,718
                                                                   ========      =========

      The accompanying notes are an integral part of these financial statements.

                                                          AMERIFIRST FUND I LLC.
                                                   (A Development Stage Company)

                                    STATEMENTS OF OPERATIONS AND MEMBER'S EQUITY

                            For the Year Ended September 30, 2003 and the Period
                       April 22, 2002 (Inception) Through September 30, 2002 and
                                      Cumulative From April 22, 2002 (Inception)
--------------------------------------------------------------------------------

                                        Year      Period April 22, 2002    Cumulative
                                       Ended       (inception) through        From
                                    September 30,      September 30,     April 22, 2002
                                        2003               2002            (Inception)
                                    ---------------------------------------------------
REVENUES FROM POLICIES
 HELD IN TRUST                       $      --           $     --           $      --

EXPENSES                                57,767             34,382              92,149
                                     ---------           --------           ---------

         NET LOSS                      (57,767)           (34,382)            (92,149)

MEMBER'S (DEFICIT) EQUITY -
 Beginning                             (34,382)                --                  --

  Contribution of Capital              405,499                 --             405,499
                                     ---------           --------           ---------

MEMBER'S EQUITY (DEFICIT) -
 Ending                              $ 313,350           $(34,382)          $ 313,350
                                     =========           ========           =========

      The accompanying notes are an integral part of these financial statements.

                                                          AMERIFIRST FUND I LLC.
                                                   (A Development Stage Company)

                                                        STATEMENTS OF CASH FLOWS

                            For the Year Ended September 30, 2003 and the Period
                       April 22, 2002 (Inception) Through September 30, 2002 and
                                      Cumulative From April 22, 2002 (Inception)
--------------------------------------------------------------------------------

                                                            Year         Period April 22, 2002       Cumulative
                                                            Ended         (inception) through       From April 22,
                                                        September 30,         September 30,             2002
                                                            2003                  2002               (Inception)
                                                        ----------------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net loss                                                $ (57,767)            $ (34,382)            $ (92,149)
  Changes in operating assets and liabilities:
    Accrued expenses                                         13,159                    --                13,159
                                                          ---------             ---------             ---------

         NET CASH USED IN
          OPERATING ACTIVITIES                              (44,608)              (34,382)              (78,990)
                                                          ---------             ---------             ---------

CASH FLOWS FROM INVESTING
 ACTIVITIES                                                      --                    --                    --
                                                          ---------             ---------             ---------

CASH FLOWS FROM FINANCING
 ACTIVITIES
  Contribution of Capital                                   187,399                    --               405,499
  Advance from Related Party                                     --               218,100                    --
  Deferred offering costs                                  (142,791)             (183,718)             (326,509)
                                                          ---------             ---------             ---------

         NET CASH PROVIDED BY
          FINANCING ACTIVITIES                               44,608                34,382                78,990
                                                          ---------             ---------             ---------

         NET INCREASE IN CASH AND
          CASH EQUIVALENTS                                       --                    --                    --

CASH AND CASH EQUIVALENTS -
 Beginning                                                       --                    --                    --
                                                          ---------             ---------             ---------

CASH AND CASH EQUIVALENTS -
 Ending                                                   $      --             $      --             $      --
                                                          =========             =========             =========

Non Cash Investing and Financing Activities

On February 13, 2003, the Fund converted $218,100 due to a related party to contributed capital pursuant to an expense agreement (See Note 4).

      The accompanying notes are an integral part of these financial statements.

                                                          AMERIFIRST FUND I, LLC
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - Formation, Nature of Business, and Management Plans

      AmeriFirst Fund I, LLC (the "Fund") was organized on April 22, 2002 to offer units in a securitized pool of life insurance policies. The Fund will provide living benefits to terminally ill and chronically ill persons of all ages and senior citizens, age 65 and older with life expectancies based solely on actuarial tables in exchange for ownership of their life insurance policies. A life settlement is the payment of cash in return for an assignment of ownership or beneficial interest in, and the right to receive the face value of a life insurance policy. The Fund will purchase life insurance policies from AmeriFirst Funding Group, Inc. (the "Provider"), a related party. The Provider will assign and/or transfer beneficial interest to the Fund.

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

NOTE 2 - Significant Accounting Policies

      Income Taxes

      The Fund is a Florida limited liability company ("LLC"). The members of an LLC are taxed on their proportionate share of the Fund's taxable income. Accordingly, no provision or liability for Federal income taxes has been included in the financial statements.

      Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Deferred Offering Costs

      Deferred offering costs in the amount of $326,509 include incremental costs directly attributable to the public offering discussed in Note 1. These costs will be charged directly to member's equity (deficit) against the gross proceeds of the offering. If the offering is not completed then the Fund will charge the costs to its operations.

                                                          AMERIFIRST FUND I, LLC
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - Significant Accounting Policies, continued

      Revenue Recognition for Investment in Insurance Policies

      The Company recognizes revenue on its investment in life insurance policies in accordance with the Financial Accounting Standards Board Technical Bulletin 85-4 "Accounting for Purchases of Life Insurance" ("FTB No. 85-4"). At the acquisition date of a policy the difference between the cost of the policy (including all related acquisition cost) and the policy's cash surrender value will be expensed. Premiums on such policies will be charged to expense as incurred. Revenue will be recognized upon an increase in the policies' cash surrender value. When a policy's benefit becomes payable, the Company will recognize revenue for the difference between the benefit to be received and cash surrender value. At September 30, 2003 and 2002, the Fund held no investments in life insurance policies.

      New Accounting Pronouncements

      In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"), which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The adoption of SFAS 150 did not have a material effect on the Company's financial statements.

      In January 2003, FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not provide sufficient financial resources for the entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. However, on October 8, 2003, FASB deferred the latest date by which all public entities must apply FIN 46 to the first reporting period ended after December 15, 2003. The Fund is still evaluating the effect of this new accounting pronouncement on the Fund's financial statements.

                                                          AMERIFIRST FUND I, LLC
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - Going Concern

      The Fund has not commenced principal operations as of November 26, 2003. The Fund will be offering and selling to the public a minimum of 2,500 units and up to a maximum of 100,000 units at $1,000 per unit, with an initial minimum investment of 100 units (the "Offering"). The units are being distributed on a "best efforts" basis by AmeriFirst Capital Corp., an affiliate of the Manager and Provider. The proceeds of this offering will be held in escrow with a Bank until the $2,500,000 minimum amount is received. If the minimum amount is not received within six months from the effective date (October 17, 2003) of the Offering, unless extended for an additional six months until October 17, 2004, then all subscription amounts (including interest), will be returned to all subscribers. The Fund has not raised any monies from this Offering. These factors raise substantial doubt as to the Fund's ability to continue as a going concern. The ability of the Fund to continue as a going concern is dependent upon the success of the Fund to raise the $2,500,000 minimum subscription needed within the specified time pursuant to the Fund's operating agreement. The financial statements do not include any disclosures that might be necessary should the Fund be unable to continue as a going concern.

NOTE 4 - Related Parties

      (A) As discussed in Note 1, AmeriFirst, Inc. ("AmeriFirst") through its wholly owned subsidiaries, AmeriFirst Funding Group, Inc. and AmeriFirst Financial Services, Inc., will be the Fund's Provider of insurance policies and Manager, respectively. The Provider will originate policy purchase directly from the insured if licensed as a broker, through other providers, or through an unaffiliated broker network and transfer ownership or irrevocable beneficial interest to the Fund. The Manager will negotiate the Provider's fees for providing policies to the Fund at the time of each transaction.

            AmeriFirst, through its wholly owned subsidiary AmeriFirst Capital Corp. (the Underwriter") will act as the primary underwriter of the Offering (See Note 3).

            John Tooke is the Chief Executive Officer and controlling shareholder of our Manager, Provider and Underwriter and may be deemed to be a founder and /or promoter of the Fund.

      (B) On February 13, 2003, the Fund and AmeriFirst entered into an expense agreement, as restated on December 23, 2003 (the "Agreement"). Such Agreement provides that the Fund is not required to repay amounts due to AmeriFirst arising from organizational and offering expenses incurred on its behalf by AmeriFirst, or for services rendered by AmeriFirst to the Fund through the date of the Agreement. In

                                                          AMERIFIRST FUND I, LLC
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - Related Parties, continued

            addition, AmeriFirst will not charge the Fund for organizational and offering expenses incurred on its behalf by AmeriFirst for services rendered to the Fund subsequent to February 13, 2003.The Fund recorded the cumulative effect of this Agreement as a contribution to capital in the amount of $405,499 through September 30, 2003. Subsequent to September 30, 2003 the Fund received $23,479 of contributions from AmeriFirst for organizational and offering expenses and deferred financing costs incurred by the Fund. The Fund recorded the monies received as contributed capital.