Form 10QSB
period 2003-12-31
AMERIFIRST FUND I LLC
filed 2004-02-13
CIK 1178570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)

|_| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: ________________

|X| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from October 1, 2003 to December 31, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were no units of membership interest of the registrant outstanding as of February 13, 2004.

Transitional Small Business Disclosure Format (Check one): Yes |X| No |_|

*(Registration Statement on Form S-1 was first declared effective on May 14,
2003)

                                                          AMERIFIRST FUND I, LLC
                                                   (A Development Stage Company)

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                    Page
                                                                                    ----

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     Condensed Balance Sheets as of December 31, 2003 (Unaudited)
        and September 30, 2003 (Audited)                                              2

     Condensed Statements of Operations and Member's Equity Deficiency (Unaudited)
        for the Three Months Ended December 31, 2003 and 2002
        and Cumulative from April 22, 2002 (Inception) through December 31, 2003      3

     Condensed Statements of Cash Flows (Unaudited)
        for the Three Months Ended December 31, 2003 and 2002
        and Cumulative from April 22, 2002 (inception) through December 31, 2003      4

     Notes To Condensed Financial Statements (Unaudited)                              5

Item 2. Management's Discussion and Analysis or Plan of Operation                     7

Item 3.  Controls and Procedures                                                      9


PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                                    10

Item 6. Exhibits and Reports on Form 8-K                                             11

Signatures                                                                           12

Exhibits

      31    Certification of the Chief Executive Officer and Chief Financial
            Officer required by Rule 13a-14(a) or Rule 15d-14(a).

      32    Certification of the Chief Executive Officer and Chief Financial
            Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C.
            1350.

                                                          AMERIFIRST FUND I, LLC
                                                   (A Development Stage Company)

                                                        CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------

                                     ASSETS

                                                               December 31,  September 30,
                                                                   2003          2003
                                                               ---------------------------
                                                               (Unaudited)

Current assets                                                   $     --      $     --
Deferred offering costs                                           326,509       326,509
                                                                 --------      --------

         TOTAL ASSETS                                            $326,509      $326,509
                                                                 ========      ========

                    LIABILITIES AND MEMBER'S EQUITY (DEFICIT)

Accrued expenses                                                 $ 11,075      $ 13,159
                                                                 --------      --------

         TOTAL LIABILITIES                                         11,075        13,159

COMMITMENTS AND CONTINGENCIES

MEMBER'S EQUITY ACCUMULATED DURING
 THE DEVELOPMENT STAGE                                            315,434       313,350
                                                                 --------      --------

TOTAL LIABILITIES AND MEMBER'S EQUITY                            $326,509      $326,509
                                                                 ========      ========

                                    See notes to condensed financial statements.

                                                          AMERIFIRST FUND I, LLC
                                                   (A Development Stage Company)

                                              CONDENSED STATEMENTS OF OPERATIONS
                                                AND MEMBER'S EQUITY (DEFICIENCY)
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                                    Cumulative
                                                                       From
                                                                     April 22,
                                                                       2002
                                     Three Months   Three Months    (Inception)
                                        Ended          Ended          through
                                     December 31,   December 31,    December 31,
                                        2003           2002            2003
                                     -------------------------------------------

REVENUES FROM POLICIES
 HELD IN TRUST                       $      --       $      --       $      --

EXPENSES                                32,485              --         113,559
                                     ---------       ---------       ---------

         NET LOSS                      (32,485)             --        (113,559)

MEMBER'S EQUITY (DEFICIENCY) -
  Beginning                            313,350         (34,382)             --

  Contribution of Capital               34,569              --         440,068
                                     ---------       ---------       ---------

MEMBER'S EQUITY (DEFICIENCY) -
 Ending                              $ 315,434       $ (34,382)      $ 326,509
                                     =========       =========       =========

                                    See notes to condensed financial statements.

                                                          AMERIFIRST FUND I, LLC
                                                   (A Development Stage Company)

                                              CONDENSED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                         Cumulative
                                                                                            From
                                                                                          April 22,
                                                            Three           Three           2002
                                                           Months          Months        (Inception)
                                                            Ended           Ended          through
                                                         December 31,    December 31,    December 31,
                                                            2003            2002            2003
                                                         --------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $ (32,485)      $ (34,382)      $(113,559)
  Changes in operating asset and liabilities accrued
   expenses                                                  (2,084)             --              --
                                                          ---------       ---------       ---------

         NET CASH USED IN OPERATING
          ACTIVITIES                                        (34,569)        (34,382)       (113,559)
                                                          ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Contribution of Capital                                    34,569         218,100         440,068
  Deferred offering costs                                        --        (183,718)       (326,509)
                                                          ---------       ---------       ---------

         NET CASH PROVIDED BY FINANCING
          ACTIVITIES                                         34,569          34,582         113,559
                                                          ---------       ---------       ---------

         NET INCREASE IN CASH AND
          CASH EQUIVALENTS                                       --              --              --

CASH AND CASH EQUIVALENTS - Beginning                            --              --              --
                                                          ---------       ---------       ---------

CASH AND CASH EQUIVALENTS - Ending                        $      --       $      --       $      --
                                                          =========       =========       =========

Non Cash Investing and Financing Activities

On February 13, 2003 the Fund converted $218,100 due to a related party to contributed capital pursuant to an expense agreement (See Note 2).

                                    See notes to condensed financial statements.

                                                          AMERIFIRST FUND I, LLC
                                                   (A Development Stage Company)

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - Formation, Nature of Business, and Management Plans

AmeriFirst Fund I, LLC (the "Fund") was organized on April 22, 2002, to offer units in a securitized pool of life insurance policies. The Fund will provide living benefits to terminally ill and chronically ill persons of all ages and senior citizens, age 65 and older with life expectancies based solely on actuarial tables in exchange for ownership of their life insurance policies. A life settlement is the payment of cash in return for an assignment of ownership or beneficial interest in, and the right to receive the face value of a life insurance policy. The Fund will purchase life insurance policies from AmeriFirst Funding Group, Inc. (the "Provider"), a related party. The Provider will assign and/or transfer beneficial interest to the Fund.

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

On February 9, 2004, the Fund changed its fiscal year end from September 30th to December 31st.

The Fund has not commenced principal operations as of February 6, 2004. The Fund will be offering and selling to the public a minimum of 2,500 units and up to a maximum of 100,000 units at $1,000 per unit, with an initial minimum investment of 100 units (the "Offering"). The units being distributed on a "best efforts" basis by AmeriFirst Capital Corp., an affiliate of the Manager and Provider. The proceeds of this offering will be held in escrow with a Bank until the $2,500,000 minimum amount is received. If the minimum amount is not received within six months from the effective date (October 17, 2003) of the Offering except if extended for an additional six months until October 17, 2004, then all subscription amounts (including interest), will be returned to all subscribers. These factors raise substantial doubt as to the Fund's ability to continue as a going concern. The ability of the Fund to continue as a going concern is dependent upon the success of the Fund to raise the $2,500,000 minimum subscription needed within the specified time pursuant to the Fund's operating agreement. The financial statements do not include any disclosures that might be necessary should the Fund be unable to continue as a going concern.

                                                          AMERIFIRST FUND I, LLC
                                                   (A Development Stage Company)

         CONTINUED--NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - Related Party Transactions

On February 13, 2003, the Fund and AmeriFirst, Inc. ("AmeriFirst") entered into an expense agreement, as restated on December 23, 2003 (the "Agreement"). Such Agreement provides that the Fund is not required to repay amounts due to AmeriFirst arising from expenses incurred on its behalf by AmeriFirst, or for services rendered by AmeriFirst to the Fund through the date of the Agreement. In addition, AmeriFirst will not charge the Fund for expenses incurred on its behalf by AmeriFirst for services rendered to the Fund subsequent to February 13, 2003.

The Fund recorded the cumulative effect of this Agreement as a contribution to capital in the amount of $440,068 through December 31, 2003. Subsequent to December 31, 2003, the Fund received $5,126.10 of contribution from AmeriFirst for organizational, offering expenses and deferred financing cost incurred by the Fund. The Fund recorded the monies received from AmeriFirst as contributed capital.

NOTE 3 - Basis of Presentation

Our accompanying unaudited condensed financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended December 31, 2003 are not necessarily indicative of the results that may be expected for any other interim period or the full year. The condensed financial statements should be read in conjunction with the notes to the financial statements and in conjunction with the Fund's audited financial statements for the year ended September 30, 2003 which are included in the Fund's annual report on Form 10-KSB for the year ended September 30, 2003. The accounting policies used to prepare the condensed financial statements are consistent with those described in the September 30, 2003 financial statements.

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

Background

      AmeriFirst Fund I, LLC (the "Fund", "we" or "our") was formed in the State of Delaware in April 2002 and reincorporated in Florida in September 2002 as a Florida limited liability company. The Fund was formed solely for the restricted, limited purpose of purchasing life insurance policies at a discount to face value from terminally ill and chronically ill persons of all ages and senior citizens, age 65 and older, with estimated life expectancies based solely on actuarial tables, to create a pool of life insurance policies. The Fund intends to offer a minimum of 2,500 units and up to a maximum of 100,000 units at $1,000 per unit (the "Offering"). Each member of the Fund is entitled to his or her proportionate beneficial interest in the income to be generated from the life insurance policies. The Fund only recently began its operations in October 2003, and since such time, it has not had any revenues from operations. Accordingly, set forth below is the Fund's plan of operation for the next twelve months in lieu of a discussion and analysis of the financial condition and results of operations of the Fund.

Twelve Month Plan of Operation

      As of December 31, 2003, the Fund had $326,509 of assets consisting of deferred financing costs and had not commenced operations. Total liabilities of $218,100 as of September 30, 2002, owed by the Fund for organizational and offering expenses to AmeriFirst, Inc. ("AmeriFirst"), the holding company controlled by John Tooke, were forgiven by AmeriFirst on February 13, 2003, and recorded as contributed capital. This occurred pursuant to the Expense Agreement under which AmeriFirst agreed to pay at its own expense, all organizational and offering expenses of the Offering including without limitation, legal and accounting expenses, photocopy costs, selling expenses, and filing fees paid to the SEC and state securities commissions. Accordingly, the Fund will receive all proceeds from the Offering.

The Fund had total liabilities of $11,075 as of December 31, 2003, consisting of accrued expenses. As a result of the foregoing, the Fund had total liabilities and members' equity of $326,509 at December 31, 2003. Total contributed capital from April 22, 2002 (Inception) through December 31, 2003, was $440,068. During the next 12 months, if we raise at least $2,500,000, we plan to purchase a pool of life insurance policies, created by the purchase of insurance policies at a discount from the face amount of the policies from terminally ill and chronically ill persons of all ages and senior citizens, age 65 and older, with estimated life expectancies based solely on actuarial tables. Upon raising $2.5 million and the release of such funds from escrow, our manager, AmeriFirst Financial Services, Inc. ("Manager"), will create a pool of life insurance policies.

      Our auditors have qualified their report dated November 26, 2003, a copy which is included in the Fund's Annual Report on Form 10-KSB for its fiscal year ended September 30, 2003, as there is substantial doubt as to the Fund's ability to continue as a going concern. The ability of the Fund to continue as a going concern is dependent upon the success of the Fund to raise the $2,500,000 minimum subscription needed within the specified time pursuant to the Fund's operating agreement. The financial statements do not include any disclosures that might be necessary should the Fund be unable to continue as a going concern.

      John Tooke, Chief Executive Officer and controlling shareholder of our Manager, our provider, AmeriFirst Funding Group, Inc. ("Provider"), and our underwriter, AmeriFirst Capital Corp. ("Underwriter"), has extensive experience in investment banking and selling mortgage backed securities. Although he has no actual experience in purchasing life settlement policies, he has researched the life settlements industry since at least April 2001 and conducted all organizational activities necessary for the Fund. Our Manager intends to service the insurance policies with experienced employees it has hired, as described below. However, our Manager may outsource any or all of the non-financial services of servicing the life insurance policies to an unaffiliated third party servicer to assist us in reviewing each policy, closing the purchases of such policies, monitoring life status of the insureds and filing death benefit claims. Our Manager has entered into agreements with four unaffiliated organizations to conduct its medical due diligence review to determine estimated life expectancies and with one of such companies to track the status of the insured. Neither the Fund nor our Manager, Provider or Underwriter has entered into any other arrangements, agreements or understandings with any third parties to act as our servicer. If it did enter into such an agreement, the Fund would be dependent upon the services of third parties for its overall success.

      We do not anticipate hiring any employees or acquiring any fixed assets like office equipment or furniture, or incurring material office expenses during the next twelve (12) months because we will be utilizing our Manager's and its affiliate's personnel and office equipment. As of February 13, 2003, our Manager and its affiliate, AmeriFirst, employed 18 persons, including John Tooke, a senior software architect, in-house legal staff, accounting staff, insurance review, insurance analyst, medical review, policy administration, computer and data processing personnel, customer service, medical administration and administrative assistants. For purposes of calculating the foregoing number of aggregate employees of our Manager and AmeriFirst, John Tooke, an employee of each of our Manager and AmeriFirst, was regarded as one employee. Our Manager occupies approximately 7,349 square feet of office space in Florida, and also occupies space at the Fund's offices in St. Marys, Georgia. This facility is equipped with office furniture, telephones, fax machines, photo copiers, multiple computers in a server system and whatever else will be needed to operate. The fees which we will pay our Manager as compensation will be in lieu of all other payments for operating expenses.

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

      On February 9, 2004, the Fund changed its fiscal year end from September 30th to December 31st.

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

Item 3. Controls and Procedures

      Within the period covered by this report, the Fund's management, including the Fund's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design of the Fund's disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Fund's disclosure controls and procedures were effective, in all material respects, to ensure that the information required to be disclosed in the reports the Fund files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

      There have been no significant changes (including corrective actions with regards to significant deficiencies and material weaknesses) in the Fund's internal controls or in other factors subsequent to the date the Fund carried out its evaluation that could significantly affect these controls.

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

      On May 14, 2003, our Registration Statement on Form S-1 (Registration No.:
333-98651), as amended, was declared effective with the Securities and Exchange Commission for the initial public offering of up to a maximum of 100,000 units of ownership interest in the Fund at $1,000 per unit for an aggregate purchase price of $100,000,000. Our Underwriter, AmeriFirst Capital Corp., an NASD licensed broker-dealer, who is also an affiliate of our Manager, is offering and selling the units, but it may also engage other NASD broker-dealers and foreign dealers who agree to abide by the NASD rules to sell our units. As of February 13, 2004, no units have been sold.

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

      From May 14, 2003, the initial effective date of the registration statement, to December 31, 2003, an aggregate of approximately $164,715 in expenses were incurred on the account of the Fund in connection with the registration statement for the sale of the units.

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

----------
*     Filed with this report

(b)   Reports on Form 8-K.

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: February 13, 2004               AmeriFirst Fund I, LLC

                                       By:  AmeriFirst Financial Services, Inc.,
                                            its Manager


                                            /s/ John Tooke
                                            -----------------------------------
                                            John Tooke, Chief Executive Officer
                                            (Principal Executive Officer and
                                            Principal Accounting Officer)