Form 10QSB
period 2004-03-31
AMERIFIRST FUND I LLC
filed 2004-05-13
CIK 1178570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: March 31, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________to __________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were no units of membership interest of the registrant outstanding as of May 7, 2004.

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

                                                                                       Page
                                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     Condensed Balance Sheet as of March 31, 2004 (Unaudited)                             1

     Condensed Statements of Operations and Member's Equity (Deficiency) (Unaudited)
        for the Three Months Ended March 31, 2004 and 2003
        and Cumulative from April 22, 2002 (Inception) through March 31, 2004             2

     Condensed Statements of Cash Flows (Unaudited)
        for the Three Months Ended March 31, 2004 and 2003
        and Cumulative from April 22, 2002 (inception) through March 31, 2004             3

     Notes To Condensed Financial Statements (Unaudited)                                  4

Item 2. Management's Discussion and Analysis or Plan of Operation                         6

Item 3.  Controls and Procedures                                                          8

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                                         9

Item 6. Exhibits and Reports on Form 8-K                                                 10

Signatures                                                                               11

Exhibits

         31   Certification of the Chief Executive Officer and Chief Financial Officer
              required by Rule 13a-14(a) or Rule 15d-14(a).

         32   Certification of the Chief Executive Officer and Chief Financial Officer
              required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

                                                          AMERIFIRST FUND I LLC.
                                                   (A Development Stage Company)

                                                         CONDENSED BALANCE SHEET
                                                      March 31, 2004 (Unaudited)
--------------------------------------------------------------------------------

                        ASSETS

Current assets                                 $     --

Deferred offering costs                         327,349
                                               --------

         TOTAL ASSETS                                     $327,349
                                                          ========

             LIABILITIES AND MEMBER'S EQUITY

Accrued expenses                               $ 32,327
                                               --------

         TOTAL LIABILITIES                                  32,327

COMMITMENTS AND CONTINGENCIES

MEMBER'S EQUITY ACCUMULATED DURING
 THE DEVELOPMENT STAGE                                     295,022
                                                          --------

TOTAL LIABILITIES AND MEMBER'S EQUITY                     $327,349
                                                          ========

                                    See notes to condensed financial statements.

                                                          AMERIFIRST FUND I LLC.
                                                   (A Development Stage Company)

                                              CONDENSED STATEMENTS OF OPERATIONS
                                                AND MEMBER'S EQUITY (DEFICIENCY)
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                                       Cumulative
                                                                       From April
                                                                        22, 2002
                                  Three Months      Three Months       (Inception)
                                      Ended             Ended            through
                                 March 31, 2004    March 31, 2003    March 31, 2004
                                 --------------    --------------    --------------
REVENUES FROM POLICIES
 HELD IN TRUST                   $           --    $           --    $           --

EXPENSES                                 35,538            26,003           160,172

         NET LOSS                       (35,538)          (26,003)         (160,172)
                                 --------------    --------------    --------------

MEMBER'S EQUITY (DEFICIENCY) -
 Beginning                              315,434           (34,382)               --

  Contribution of Capital                15,126                --           455,194
                                 --------------    --------------    --------------

MEMBER'S EQUITY (DEFICIENCY) -
 Ending                          $      295,022    $      (60,385)   $      295,022
                                 ==============    ==============    ==============

                                    See notes to condensed financial statements.

                                                          AMERIFIRST FUND I LLC.
                                                   (A Development Stage Company)

                                              CONDENSED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                   Cumulative
                                                                                   From April
                                                          Three         Three       22, 2002
                                                         Months        Months      (Inception)
                                                          Ended         Ended        through
                                                        March 31,     March 31,     March 31,
                                                          2004          2003          2004
                                                       --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $  (35,538)   $  (26,003)   $ (160,172)
  Changes in operating asset and liabilities accrued
   expenses                                                21,252            --        32,327
                                                       ----------    ----------    ----------

         NET CASH USED IN OPERATING
          ACTIVITIES                                      (14,286)      (26,003)     (127,845)
                                                       ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Contribution of Capital                                  15,126       234,721       455,194
  Deferred offering costs                                    (840)     (208,718)     (327,349)
                                                       ----------    ----------    ----------

         NET CASH PROVIDED BY FINANCING
          ACTIVITIES                                       14,286        26,003       127,845
                                                       ----------    ----------    ----------

         NET INCREASE IN CASH AND
          CASH EQUIVALENTS                                     --            --            --

CASH AND CASH EQUIVALENTS - Beginning                          --            --            --
                                                       ----------    ----------    ----------

CASH AND CASH EQUIVALENTS - Ending                     $       --    $       --    $       --
                                                       ==========    ==========    ==========

Non Cash Investing and Financing Activities

On February 13, 2003 the Fund converted $218,100 due to a related party to contributed capital pursuant to an expense agreement (See Note 2).

                                    See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIALS STATEMENTS (UNAUDITED)

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

      On February 9, 2004 the Fund changed its fiscal year end from September 30th to December 31st.

            The Fund has not commenced principal operations as of May 7, 2004. The Fund will be offering and selling to the public a minimum of 2,500 units and up to a maximum of 100,000 units at $1,000 per unit, with an initial minimum investment of 100 units (the "Offering"). The units are being distributed on a "best efforts" basis by AmeriFirst Capital Corp., an affiliate of the Manager and Provider. The proceeds of the Offering will be held in escrow with a bank until the $2,500,000 minimum amount is received. If the minimum amount is not received by October 17, 2004, except if extended for an additional six months until April 17, 2005, then all subscription amounts (including interest), will be returned to all subscribers. These factors raise substantial doubt as to the Fund's ability to continue as a going concern. The ability of the Fund to continue as a going concern is dependent upon the success of the Fund to raise the $2,500,000 minimum subscription amount needed within the specified time pursuant to the Fund's operating agreement. The financial statements do not include any adjustments that might be necessary should the Fund be unable to continue as a going concern.

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

      The Fund recorded the cumulative effect of this Agreement as a contribution to capital in the amount of $455,194 through March 31, 2004. During the three months ended March 31, 2004, the Fund received $15,126 of contribution from AmeriFirst for organizational, offering expenses and deferred offering costs incurred by the Fund. The Fund recorded the monies received as contributed capital.

NOTE 3 - Basis of Presentation

      Our accompanying unaudited condensed financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for any other interim period or the full year. The condensed financial statements should be read in conjunction with the notes to the financial statements and in conjunction with the Fund's audited financial statements for the year ended September 30, 2003, which are included in the Fund's annual report on Form 10K-SB for the year ended September 30, 2003. The accounting policies used to prepare the condensed financial statements are consistent with those described in the September 30, 2003 financial statements.

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

Background

      AmeriFirst Fund I, LLC (the "Fund", "we" or "our") was formed in the State of Delaware in April 2002 and reincorporated in Florida in September 2002 as a Florida limited liability company. The Fund was formed solely for the restricted, limited purpose of purchasing life insurance policies at a discount to face value from terminally ill and chronically ill persons of all ages and senior citizens, age 65 and older, with estimated life expectancies based solely on actuarial tables, to create a pool of life insurance policies. The Fund intends to offer a minimum of 2,500 units and up to a maximum of 100,000 units at $1,000 per unit (the "Offering"). Each member of the Fund is entitled to his or her proportionate beneficial interest in the income to be generated from the life insurance policies. The Fund has not yet commenced its principal operations. Accordingly, set forth below is the Fund's plan of operation for the next twelve months in lieu of a discussion and analysis of the financial condition and results of operations of the Fund.

Twelve Month Plan of Operation

      As of March 31, 2004, the Fund had $327,349 of assets consisting of deferred offering costs. Total liabilities of $218,100 as of September 30, 2002, owed by the Fund for organizational and offering expenses to AmeriFirst, Inc. ("AmeriFirst"), the holding company controlled by John Tooke, were forgiven by AmeriFirst on February 13, 2003, and recorded as contributed capital. This occurred pursuant to the Expense Agreement under which AmeriFirst agreed to pay at its own expense, all organizational and offering expenses of the Offering including without limitation, legal and accounting expenses, photocopy costs, selling expenses, and filing fees paid to the SEC and state securities commissions. Accordingly, the Fund will receive all proceeds from the Offering. The Fund had total liabilities of $32,327 as of March 31,

2004, primarily consisting of accrued legal and accounting expenses. As a result of the foregoing, the Fund had total liabilities and members' equity of $327,349 at March 31, 2004. Total contributed capital from April 22, 2002 (Inception) through March 31, 2004, was $455,194. During the next 12 months, if we raise at least $2,500,000, we plan to purchase a pool of life insurance policies, created by the purchase of insurance policies at a discount from the face amount of the policies from terminally ill and chronically ill persons of all ages and senior citizens, age 65 and older, with estimated life expectancies based solely on actuarial tables. Upon raising $2.5 million and the release of such funds from escrow, our manager, AmeriFirst Financial Services, Inc. ("Manager"), will create a pool of life insurance policies.

      Our auditors have included an explanatory paragraph in their report dated November 26, 2003, a copy which is included in the Fund's Annual Report on Form 10-KSB for its fiscal year ended September 30, 2003, as there is substantial doubt as to the Fund's ability to continue as a going concern. The ability of the Fund to continue as a going concern is dependent upon the success of the Fund to raise the $2,500,000 minimum subscription needed within the specified time pursuant to the Fund's operating agreement. The financial statements do not include any disclosures that might be necessary should the Fund be unable to continue as a going concern.

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

      We do not anticipate hiring any employees or acquiring any fixed assets like office equipment or furniture, or incurring material office expenses during the next twelve (12) months because we will be utilizing the personnel and office equipment of our Manager, Provider and their affiliate, AmeriFirst. As of May 7, 2004, our Manager, provider and their affiliate, AmeriFirst, employed a total of 18 persons, including John Tooke, a senior software architect, in-house legal staff, accounting staff, insurance review, insurance analyst, medical review, policy administration, computer and data processing personnel, customer service, medical administration and administrative assistants. There is an overlap in employees among certain of the above mentioned entities. For example, John Tooke is an employee of each of our Manager, Provider and AmeriFirst and has been regarded as one employee for purposes of calculating the foregoing number of aggregate employees of our Manager, Provider and AmeriFirst. Our

Manager occupies approximately 8,112 square feet of office space in Florida, and also occupies space at an office in St. Marys, Georgia. This facility is equipped with office furniture, telephones, fax machines, photo copiers, multiple computers in a server system and whatever else will be needed to operate. The fees which we will pay our Manager as compensation will be in lieu of all other payments for operating expenses.

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

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

      On May 14, 2003, our Registration Statement on Form S-1 (Registration No.:
333-98651), as amended, was initially declared effective with the Securities and Exchange Commission ("SEC") for the initial public offering of up to a maximum of 100,000 units of ownership interest in the Fund at $1,000 per unit for an aggregate purchase price of $100,000,000. The Offering commenced on or about May 14, 2003. On May 4, 2004, Post-Effective Amendment No. 4 to the Registration Statement was declared effective with the SEC and the Offering is being made pursuant to the final Prospectus dated May 4, 2004. Our Underwriter, AmeriFirst Capital Corp., an NASD licensed broker-dealer, who is also an affiliate of our Manager, is offering and selling the units, but it may also engage other NASD broker-dealers and foreign dealers not licensed with the NASD, provided such foreign dealers are in compliance with their respective country's laws, to sell our units. As of May 7, 2004, no units have been sold.

      The proceeds of the Offering will be held in an interest bearing escrow account with SouthTrust Bank until we raise a minimum of $2,500,000. We must receive the $2,500,000 minimum offering by October 17, 2004, unless extended until April 17 2005, before we can commence our principal operations and purchase life insurance policies. The gross proceeds of the Offering will be used to: purchase life insurance policies for less than the face amount of the policy, pay the referring broker's fee, establish a premium escrow account to make premium payments on the policies and the balance to pay for all services required in connection with the policies, including all related fees and all sales commissions on the units offered in the Offering. Funds that have not yet been used to make or acquire life insurance policies will be deposited in an interest-bearing operating escrow account. Investors will be entitled to a pro-rata share of the short-term interest earned in the operating escrow account.

      AmeriFirst, Inc., the holding company controlled by John Tooke, has agreed pursuant to an Expense Agreement dated February 13, 2003, as restated on December 23, 2003, to pay at its own expense all organizational and offering expenses of the Offering including without limitation, legal and accounting expenses, photocopy costs, selling expenses, and filing fees paid to the Securities and Exchange Commission and state securities commissions.

      From May 14, 2003, the initial effective date of the registration statement, to March 31, 2004, an aggregate of approximately $166,000 in expenses were incurred on the account of the Fund in connection with the registration statement for the sale of the units.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits.

Exhibit Number        Description
--------------        -----------

      31* Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

      32* Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
--------------
*     Filed with this report

(b)   Reports on Form 8-K.

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2004              AmeriFirst Fund I, LLC

                                 By: AmeriFirst Financial Services, Inc., its Manager

                                          /s/ John Tooke
                                        ----------------------------------
                                        John Tooke, Chief Executive Officer
                                        (Principal Executive Officer and
                                         Principal Accounting Officer)