Form 10QSB
period 2004-09-30
AMERIFIRST FUND I LLC
filed 2004-11-12
CIK 1178570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

               For the quarterly period ended: September 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were no units of membership interest of the registrant outstanding as of October 29, 2004.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

*(Registration Statement on Form S-1 was first declared effective on May 14,
2003)

                             AMERIFIRST FUND I, LLC
                          (A Development Stage Company)

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION

Item  1. Financial Statements

       Condensed Balance Sheet as of September 30, 2004 (Unaudited)       1

       Condensed Statements of Operations and Member's Equity
         (Deficiency) (Unaudited) for the Three and Nine
          Months Ended September 30, 2004 and 2003 and
          Cumulative from April 22, 2002 (Inception)
          through September 30, 2004                                      2

       Condensed Statements of Cash Flows (Unaudited)
         for the Nine Months Ended September 30, 2004 and 2003
          and Cumulative from April 22, 2002 (Inception)
          through September 30, 2004                                      3

       Notes to Condensed Financial Statements (Unaudited)                4

Item  2. Management's Discussion and Analysis or Plan of Operation        5

Item  3. Controls and Procedures

PART II - OTHER INFORMATION

Item  2. Changes in Securities and Use of Proceeds                        6

Item  6. Exhibits and Reports on Form 8-K                                 7

Signatures

Exhibits

      31 Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

      32 Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

                             AMERIFIRST FUND I LLC.
                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET
                         September 30, 2004 (Unaudited)

                                     ASSETS

Cash                                            $      --

Deferred offering costs                           342,661
                                                ---------

      TOTAL ASSETS                                                $      342,661
                                                                  ==============

                         LIABILITIES AND MEMBER'S EQUITY

Accrued expenses                                $  20,204
                                                ---------

      TOTAL LIABILITIES                                             $     20,204

COMMITMENTS AND CONTINGENCIES

MEMBER'S EQUITY ACCUMULATED
  DURING THE DEVELOPMENT STAGE                                      $    322,457
                                                                    ------------

TOTAL LIABILITIES AND MEMBER'S EQUITY                               $    342,661
                                                                    ============

See notes to condensed financial statements

                             AMERIFIRST FUND I LLC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                        AND MEMBER'S EQUITY (DEFICIENCY)
                                   (UNAUDITED)

                                                                                                                       Cumulative
                                                                                                                       from April
                                                         Three           Three            Nine            Nine          22, 2002
                                                        Months           Months          Months          Months        (Inception)
                                                         Ended           Ended           Ended           Ended           through
                                                       September       September       September       September       September
                                                       30, 2004        30, 2003        30, 2004        30, 2003        30, 2004
                                                       --------        --------        --------        --------        --------

REVENUES                                               $  ------       $  ------       $  ------       $  ------       $  ------

EXPENSES (Incurred Exp. - Deferred
Cost                                                       4,822          16,872          64,152          57,767         188,786
                                                       ---------       ---------       ---------       ---------       ---------


NET LOSS                                                  (4,822)        (16,872)        (64,152)        (57,767)       (188,786)

MEMBER'S EQUITY (DEFINCIENCY) - Beginning                296,279         272,598         315,434         (34,382)             --

Contributions of Capital                                  31,000          57,624          71,175         405,499         511,243
                                                       ---------       ---------       ---------       ---------       ---------

MEMBER'S EQUITY - ENDING                               $ 322,457       $ 313,350       $ 322,457       $ 313,350       $ 322,457
                                                       =========       =========       =========       =========       =========

                             AMERIFIRST FUND I LLC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                         Cumulative
                                                                         from April
                                                  Nine         Nine       22, 2002
                                                 Months       Months     (Inception)
                                                  Ended       Ended        through
                                                Sept. 30,   Sept. 30,     Sept. 30,
                                                  2004         2003         2004
                                              --------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                     $ (64,152)   $ (57,767)   $(188,786)
  Changes in operating asset and liabilities       9,129       13,159       20,204
                                               ---------    ---------    ---------
     NET CASH USED IN OPERATING
       ACTIVITIES                                (55,023)     (44,608)    (168,583)
                                               ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Contributions of Capital                        71,175      187,399      511,243
  Deferred offering costs                        (16,152)    (142,791)    (342,661)

     NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                 55,023       44,608      168,583

     NET INCREASE IN CASH AND CASH
       EQUIVALENTS                                    --           --           --


CASH - Beginning                                      --           --           --
                                               ---------    ---------    ---------

CASH - Ending                                  $            $            $
                                               =========    =========    =========

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

On February 9, 2004 the Fund changed its fiscal year end from September 30th to December 31st.

The Fund has not commenced principal operations as of November 10, 2004. The Fund will be offering and selling to the public a minimum of 2,500 unites and up to a maximum of 100,000 units at $1,000 per unit, with an initial minimum investment of 100 units (the "Offering"). The units are being distributed on a "best efforts" basis by AmeriFirst Capital Corp., an affiliate of the Manager and Provider. The proceeds of the Offering will be held in escrow with a bank until the $2,500,000 minimum amount is received. If the minimum amount is not received by April 17, 2005, except if extended for an additional six months until October 17, 2005, then all subscription amounts (including interest), will be returned to all subscribers. These factors raise substantial doubt as to the Fund's ability to continue as a going concern. The ability of the Fund to continue as a going concern is dependent upon the success of the Fund to raise the $2,500,000 minimum subscription amount needed within the specified time pursuant to the Fund's operating agreement. The financial statements do not include any adjustments that might be necessary should the Fund be unable to continue as a going concern.

NOTE 2 - Related Party Transactions

On February 13, 2003, the Fund and AmeriFirst, Inc.("AmeriFirst") entered into an expense agreement, as restated on December 23, 2003 (the "Agreement"). Such Agreement provides that the Fund is not required to repay amounts due to AmeriFirst arising from expenses incurred on its behalf by AmeriFirst, or for services rendered by AmeriFirst to the Fund through the date of the Agreement. In addition, AmeriFirst will not charge the Fund for expenses incurred on its behalf by AmeriFirst for services rendered to the Fund subsequent to February 13, 2003.

The Fund recorded the cumulative effect of this Agreement as a contribution to capital in the amount of $511,243 through September 30, 2004. During the three months ended September 30, 2004, the Fund received $31,000 of contribution from AmeriFirst for organizational costs, offering expenses and deferred offering costs incurred by the Fund. The Fund recorded the monies received as contributed capital.

NOTE 3 - Basis of Presentation

Our accompanying unaudited condensed financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for any other interim period of the full year. The condensed financial statements should be read in conjunction with the notes to the financial statements and in conjunction with the Fund's audited financial statements for the year ended September 30, 2003, which are included in the Fund's annual report on Form 10K-SB for the year ended September 30, 2003. The accounting policies used to prepare the condensed financial statements are consistent with those described in the September 30, 2003 financial statements.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward Looking Statements

Statements in this Item 2 "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this report are certain statements which are not historical or current fact and constitute "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of AmeriFirst Fund I, LLC to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Such forward looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and our most recent results. In addition to statements, which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "may", "will", "potential", "opportunity", "believes", "belief", "expects", "intends", "estimates", "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the reports and registration statements filed with the Securities and Exchange Commission of AmeriFirst Fund I, LLC.

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

Twelve Month Plan of Operation

As of September 30, 2004, the Fund had $342,661 of assets. These assets consist of deferred offering costs. Total liabilities of $218,100 as of September 30, 2002, owed by the Fund for organizational and offering expenses to AmeriFirst, Inc. ("AmeriFirst"), the holding company controlled by John Tooke, were forgiven by AmeriFirst on February 13, 2003, and recorded as contributed capital. This occurred pursuant to the Expense Agreement under which AmeriFirst agreed to pay at its own expense, all organizational and offering expenses of the Offering including without limitation, legal and accounting expenses, photocopy costs, selling expenses, and filing fees paid to the SEC and state securities commissions. Accordingly, the Fund will receive all proceeds from the Offering. The Fund had total liabilities of $20,204 as of September 30, 2004, primarily consisting of accrued legal and accounting expenses. As a result of the foregoing, the Fund had total liabilities and member's equity of $342,661 at September 30, 2004. Total contributed capital from April 22, 2002 (Inception) through September 30, 2004, was $511,243. During the next 12 months, if we raise at least $2,500,000, we plan to purchase a pool of life insurance policies, created by the purchase of insurance policies at a discount from the face amount of the policies from terminally ill and chronically ill persons of all ages and senior citizens, age 65 and older, with the estimated life expectancies based solely on actuarial tables. Upon raising $2,500,000 and the release of such funds from escrow, our manager, AmeriFirst Financial Services, Inc. ("Manager"), will create a pool of like insurance policies.

Our auditors have included an explanatory paragraph in their report dated November 26, 2003, a copy which is included in the Fund's Annual Report on Form 10-KSB for its fiscal year ended September 30, 2003, which disclosed that there is substantial doubt as to the Fund's ability to continue as a going concern. The ability of the Fund to continue as a going concern is dependent upon the success of the Fund to raise the $2,500,000 minimum subscription needed within the specified time pursuant to the Fund's operating agreement. The financial statements do not include any disclosures that might be necessary should the Fund be unable to continue as a going concern.

John Tooke, Chief Executive Officer and controlling shareholder of our Manager, our provider, AmeriFirst Funding Group, Inc. ("Provider"), and our underwriter, AmeriFirst Capital Corp. ("Underwriter"), has extensive experience in investment banking and selling mortgage backed securities. Although he has no actual experience in purchasing life settlement policies, he has researched the life settlements industry since at least April 2001 and conducted all organizational activities necessary for the Fund. Our Manager intends to service the insurance policies with experienced employees it has hired, as described below. However, our Manager may outsource any or all of the non-financial services of servicing the life insurance policies to an unaffiliated third party servicer to assist us in reviewing each policy, closing the purchases of such policies, monitoring life status of the insureds and filing death benefit claims. Our Manager has entered into agreements with four unaffiliated organizations to conduct its medial due diligence review to determine estimated life expectancies and with one of such companies to track the status of the insured. Neither the Fund nor our Manager, Provider or Underwriter has entered into any other arrangements, agreements or understandings with any third parties to act as our servicer. If it did enter into such an agreement, the Fund would be dependent upon the services or third parties for its overall success.

We do not anticipate hiring any employees or acquiring any fixed assets like office equipment or furniture, or incurring material office expenses during the next twelve (12) months because we will be utilizing the personnel and office equipment of our Manager, Provider and their affiliate, AmeriFirst. As of November 10, 2004, our Manager, Provider and their affiliate, AmeriFirst, employed a total of 14 persons, including John Tooke, a senior software architect, in-house legal staff, accounting staff, insurance review, insurance analyst, medical review, policy administration, computer and data personnel, customer service, medical administration and administrative assistants. There is an overlap in employees among certain of the above mentioned entities. For example, John Tooke is an employee of each of our Manager, Provider and AmeriFirst and has been regarded as one employee for purposes of calculating the foregoing number of aggregate employees of our Manager, Provider and AmeriFirst.

Our Manager occupies approximately 8,112 square feet of office space in Florida, and also occupies space at an office in St. Mary's, Georgia. Both facilities are equipped with office furniture, telephones, fax machines, photo copiers, multiple computers in a server system and whatever else is needed to operate. The fees which we will pay our Manager as compensation will be in lieu of all other payments for operating expenses.

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

On February 9, 2004, the Fund changed its fiscal year end from September 30th to December 31st.

Critical Accounting Policy

Recognition for Purchased Life Insurance Policies

We will record our investment in life insurance policies pursuant to Financial Accounting Standards Board Technical Bulletin 85-4 "Accounting for Purchases of Life Insurance" ("FTB85-4"). FTB 85-4 requires the amount to be realized (the policy's cash surrender value) under the insurance contract to be recorded as an asset. The change in cash surrender value during the period will be recorded as an adjustment of premiums paid in determining the expenses or income to be recognized for the period.

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

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On May 14, 2003, our Registration Statement on Form S-1 (Registration No.:
333-98651), as amended, was initially declared effective with the Securities and Exchange Commission ("SEC") for the initial public offering of up to a maximum of 100,000 units of ownership interest in the Fund at $1,000 per unit for an aggregate purchase price of $100,000,000. The Offering commenced on or about May 14, 2003. On May 4, 2004, Post-Effective Amendment No. 4 to the Registration Statement was declared effective with the SEC and the Offering is being made pursuant to the final Prospectus dated May 4, 2004. Our Underwriter, AmeriFirst Capital Corp., an NASD licensed broker-dealer, who is also an affiliate of our Manager, is offering and selling the units, but it may also engage other NASD broker-dealers and foreign dealers not licensed with the NASD, provided such foreign dealers are in compliance with their respective country's laws, to sell our units. As of November 10, 2004, no units have been sold.

The proceeds of the Offering will be held in an interest bearing escrow account with SouthTrust Bank until we raise a minimum of $2,500,000. We must receive the $2,500,000 minimum offering by April 17, 2005, unless extended until October 17, 2005, before we can commence our principal operations and purchase life insurance policies. The gross proceeds of the Offering will be used to purchase life insurance policies for less than the face amount of the policy, pay the referring broker's fee, establish a premium escrow account to make premium payments on the policies and the balance to pay for all services required in connection with the policies, including all related fees and all sales commissions on the units offered in the Offering. Funds that have not yet been used to make or acquire life insurance policies will be deposited in an interest bearing operating escrow account. Investors will be entitled to a pro-rata share of the short-term interest earned in the operating escrow account.

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

From May 14, 2003, the initial effective date of the registration statement, to September 30, 2004, an aggregate of approximately $166,000 in expenses were incurred on the account of the Fund in connection with the registration statement for the sale of the units.

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

Dated:   November 10, 2004                  AmeriFirst Fund I, LLC.

                                            By: AmeriFirst Financial Services,
                                                Inc., its Manager

                                            /s/  John Tooke
                                            ------------------------------------
                                            John Tooke, Chief Executive Officer
                                            Principal Executive Officer and
                                            Principal Accounting Officer