Form 10KSB
period 2004-12-31
AMERIFIRST FUND I LLC
filed 2005-04-15
CIK 1178570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                  For the fiscal year ended: December 31, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number: 333-98651*

                             AmeriFirst Fund I, LLC
                 (Name of small business issuer in its charter)

            Florida                                      16-1628844
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                               2015-A Osborne Road
                            St. Marys, Georgia 31558
                    (Address of principal executive offices)

                    Issuer's telephone number: (912) 882-8851

                  1712-H Osborne Road, St. Marys, Georgia 31558
              (Former name, former address and former fiscal year,
                          if changed since last report)

Securities registered under Section 12(b) of the Act:

          Title of each class      Name of each exchange on which registered
          -------------------      -----------------------------------------
                 None                           Not Applicable

Securities registered under Section 12(g) of the Act:

                                      None
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Issuer's revenues for its fiscal year ended December 31, 2004. $0

The aggregate market value of issuer's voting and non-voting common equity held by non-affiliates of the issuer as of April 8, 2005, was $0. There is no established public trading market for the registrant's units.

The registrant had 0 units of membership interest outstanding as of December 31, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

* Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission on May 14, 2003, as amended by Post-Effective Amendment No. 4 which was declared effective on May 4, 2004.

                             AmeriFirst Fund I, LLC

                                   FORM 10-KSB

                                Table of Contents

                                                                            Page
                                                                            ----
PART I.
Item 1.   Description of Business                                             1
Item 2.   Description of Property                                            46
Item 3.   Legal Proceedings                                                  46
Item 4.   Submission of Matters to a Vote of Security Holders                46

PART II.
Item 5.   Market for Common Equity and Related Stockholder Matters           46
Item 6.   Management's Discussion and Analysis or Plan of Operation          48
Item 7.   Financial Statements                                               50
Item 8.   Changes In and Disagreements With Accountants on
            Accounting and Financial Disclosure                              50
Item 8A.  Controls and Procedures                                            51
Item 8B.  Other Information                                                  51

PART III.
Item 9.   Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act       51
Item 10.  Executive Compensation                                             53
Item 11.  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                       54
Item 12.  Certain Relationships and Related Transactions                     55
Item 13.  Exhibits                                                           58
Item 14.  Principal Accountant Fees and Services                             61

          Signatures                                                         63

ITEM 1. DESCRIPTION OF BUSINESS.

General

AmeriFirst Fund I, LLC (the "Fund", "we" or "our") was formed in the State of Delaware in April 2002 and reincorporated in Florida on September 20, 2002, as a Florida limited liability company. The Fund was formed solely for the restricted, limited purpose of purchasing life insurance policies at a discount to face value from medically impaired persons of all ages, and senior citizens, age 65 and older with estimated life expectancies based solely on actuarial tables, to create a pool of life insurance policies. Our manager, AmeriFirst Financial Services, Inc. ("Manager"), will select life insurance policies for the Fund to purchase and will also assist the Fund by servicing such life insurance policies, although it may decide to outsource any or all non-financial services to unaffiliated third parties. Our provider, AmeriFirst Funding Group, Inc. ("Provider"), will originate policy purchases either directly from the insured, when it is licensed or not required to be licensed, from other providers or from a broker network. Our existence will terminate on December 31, 2027, unless earlier dissolved or terminated in accordance with our Operating Agreement dated as of May 13, 2003 ("Operating Agreement"), by amendment to our Operating Agreement or as otherwise provided by law.

On May 14, 2003, our Registration Statement on Form S-1, as amended, became effective with the Securities and Exchange Commission ("SEC") for the initial public offering of up to a maximum of 100,000 units of membership interest in the Fund at $1,000 per unit (the "Offering"), with an initial minimum investment of 100 units at $100,000, although our Manager reserves the right to accept initial subscriptions of less than $100,000. The Offering is being made pursuant to the Fund's prospectus dated May 4, 2004 ("Prospectus"). The units represent fractional beneficial interest in the income to be generated primarily from a pool of life insurance policies. We must raise a minimum of $2,500,000 in the Offering before we can commence operations and purchase life insurance policies. The proceeds of the Offering will be held in an interest bearing escrow account with SouthTrust Bank until we raise the $2,500,000 minimum. If the minimum amount is not received by October 17, 2005, unless extended for an additional six months until April 17, 2006, then all subscription amounts (including interest) will be returned to all subscribers. Our underwriter, AmeriFirst Capital Corp. ("Underwriter"), an NASD licensed broker-dealer, which is also an affiliate of our Manager, is solely responsible for the offer and sale of the units in the Fund. However, units may also be sold by officers of the Fund who are sales representatives licensed by the NASD and by other selected dealers who will receive commissions where permitted. Each member of the Fund in entitled to his or her proportionate beneficial interest in the income to be generated from the life insurance policies. As of December 31, 2004, we have not sold any units of membership interest in the Fund.

The Life Settlements Market

The life settlements market is an extension of the viatical market that became popular in the late 1980's. Then, the focus was on buying policies of terminally ill people (particularly AIDS patients) who had a life expectancy of less than three years and needed money before their death. The focus has expanded to currently include senior citizens with a limited life expectancy who have insurance policies they no longer need or who require more liquidity. Historically, the only option available for people who either did not want or could not afford to pay premiums on a policy was to surrender it for cash value. Life settlement firms, like the Fund, will pay significantly more than the cash surrender value.

Another option available to senior citizens is to use their accelerated death benefit option on their policy if it is an option. See "Competition" below. While these are not for every policyholder, they are a valuable option. According to the Senior Market Advisor, senior advisors should be aware of the benefits of the life settlements. Seniors in the United States hold life insurance policies worth nearly half a trillion dollars according to insurance industry experts. More than $100 billion of this amount is eligible for sale as life settlements.

Seniors may have purchased large insurance policies when they had young families and then, when they reached older age and their children became adults, they no longer needed the life insurance coverage that was necessary when they were younger. In many cases, seniors might simply have stopped paying premiums and allowed their policies to lapse. Senior settlements relieve seniors of the obligation to pay insurance premiums, which on some types of policies may be quite high for older insureds, and permit them to obtain a portion of their policy limits to use while they are alive.

According to the National Center for Health Statistics and Center for Disease Control in a report issued August 6, 1999, Americans have a longer life expectancy in the twenty-first century due to the advancements in medical technology and treatment. However, despite our remarkable progress, heart disease and stroke remain leading causes of disability and death, especially in older adults and seniors. In addition, declines in heart disease and stroke mortality mask important differences in rates of decline by race/ethnicity, sex socioeconomic status and geographic region. Also, according to the American Cancer Society, Surveillance Research, 2002, cancer is the second leading cause of death in the United States, exceeded only by heart disease. Although many trends have been positive, trends for some important indicators have not improved substantially, have leveled off, or are reversing.

In a report entitled, "Deaths: Preliminary Data for 2003", released on February 28, 2005 by the National Center for Health Statistics and Center for Disease Control, life expectancy for Americans has reached an all-time high according to the latest U.S. mortality statistics. Other findings included in this report were that age-adjusted death rates declined for eight of the fifteen leading causes of death. Death rate declines were seen for heart disease and cancer, the two leading causes of death which account for more than half of all deaths in the United States each year, as well as for strokes.

The Fund

The Fund has no operating history and had only nominal capital and did not have any significant assets as of December 31, 2004. During the year ended December 31, 2004, the Fund determined that deferred offering cost in the amount of $342,661 was deemed to have no future benefit. Accordingly the deferred offering costs were written off. The Fund does not have its own employees or offices. The employees of our Manager and Provider and their parent, AmeriFirst, Inc., will carry out our operations at their offices or will outsource and oversee the services performed by a third party servicer. AmeriFirst, Inc., the holding company controlled by John Tooke, has agreed pursuant to the Restated Expense Agreement dated as of December 23, 2003 by and between the Fund and AmeriFirst (the "Expense Agreement"), to pay at its own expense, all organizational and offering expenses of the Offering, including without limitation, legal and accounting expenses, photocopy costs, selling expenses, and filing fees paid to the SEC and state securities commissions. Accordingly, the Fund will receive all proceeds from the Offering. The address and telephone number of the Fund is 2015-A Osborne Road St. Marys, Georgia 31558, (912) 882-8851.

John Tooke is the Chief Executive Officer and controlling shareholder of our Manager and Underwriter, a controlling shareholder of our Provider and may be deemed to be a founder and/or promoter of the Fund. However, the loss of John Tooke's services would not terminate the Fund's business and operations. At this point in time, each company is established with experienced staff with the knowledge and ability to continue their departments in the case that Mr. Tooke is unable to fulfill his duties. AmeriFirst, Inc. has two other shareholders, as described below under "Item 9. - Directors, Executive Officers, Promoters and Control Persons; Compliance with section 16(a) of the Exchange Act. Officers and Directors of AmeriFirst, Inc." who may become active participants in the operations of the corporations at a later point in time. They would be able to immediately step in to work if Mr. Tooke's services were not available.

Our Manager

Our Manager is AmeriFirst Financial Services, Inc. Our Manager was formed in the State of Delaware on September 4, 2002 and is qualified to do business in Georgia. AmeriFirst, Inc., a Delaware holding company ("AmeriFirst"), 50% of whose capital stock is beneficially owned by John Tooke, owns all of the capital stock of our Manager. Our Manager was formed to be a real estate broker, mortgage broker and to provide managerial services not only for the Fund, our Provider and our Underwriter, but may also provide services to other outside companies or funds for a fee. Our Manager also holds a mortgage broker's license and real estate broker's license in the State of Florida. Our Manager is regulated by the Department of Business and Professional Regulation--Division of Real Estate and the Florida Office of the Comptroller--Department of Banking and Finance along with the Secretary of State for the State of Florida. The address for our Manager is 2015-A Osborne Road, St. Marys, Georgia 31558, and its telephone number is (912) 882-8851.

Our Manager will manage and control all our affairs and is responsible for making all investment decisions on behalf of the Fund and dealing with members of the Fund. In addition, our Manager currently intends to act as servicer of the insurance policies acquired by us from our Provider; however, our Manager may outsource any or all non-financial services to an unaffiliated third party. Our Manager has contracted with four medical review service companies to conduct medical evaluations and determine life expectancies of prospective insureds. Our Manager will not engage in the insurance business except as permitted. Our Manager's responsibilities on behalf of the Fund will include identification of potential policy purchases through our Provider and a nationwide of unaffiliated life settlement brokers. Our Manager will have sole fiduciary responsibility over all investors' funds once obtained from the escrow agent and thereafter directly from investors and the purchase of life settlements.

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

Our Provider

The Provider of our life settlements will be AmeriFirst Funding Group, Inc., an affiliate of our Manager, although the Fund may also use other licensed providers to obtain policies. Our Provider was formed in the State of Delaware in August 2002 and will operate as a life settlement provider in the State of Georgia. Our Provider is in compliance with the laws of the State of Georgia to conduct life settlement business and will comply with the insurance and/or securities laws of all states which regulate the purchase and/or sale of life insurance policies. Our Provider will originate policy purchases either directly from the insured, when it is licensed or not required to be licensed, or from other Providers, or from a broker network. Our Provider has agreed in writing to assign all policies which it purchases to the Fund, except those it may sell on a non-securitized basis to unaffiliated third parties. Our Provider has three employees, no operating history and only nominal capital. Employees of our Provider involved in the purchasing of the policies will not engage in the offering of units of the Fund. Our Provider will purchase insurance policies on behalf of the Fund, although it may also sell policies to others on a non-securitized basis. Our Provider will enter into a life settlement contract with the insureds. In accordance with the terms of such agreements, our Provider will (a) transfer, assign, and convey to the Fund all of our Provider's right, title and interest in and to the insurance policies, or (b) in states which prohibit an assignment of the insurance policy to anyone other than a Provider, our Provider will be the owner and the Fund will hold an irrevocable beneficial interest in the policy, and (c) take all actions that are required under state law to establish the Fund's ownership interest in and to the insurance policies. The address of our Provider is 2015-A Osborne Road, St. Marys, Georgia 31558, and its telephone number is (912) 882-8851.

Our Provider intends to be a nationwide specialty financial services company that purchases insurance policies from medically impaired persons of all ages, and senior citizens, age 65 and older with estimated life expectancies based solely on actuarial tables, in order to aggregate the policies into a pool of policies, as we are offering here. Our Provider intends to enter into agreements to purchase insurance policies directly from insureds where it is licensed as a broker or not required to be licensed, from other Providers, or from a nationwide network of life settlement brokers. Many states require an insured to be represented by an independent third party or a broker. Since most states also require brokers to be licensed, the names of these brokers are readily available. Our Provider intends to establish its reputation through strategies of compliance, integrity and due diligence.

We will make payments for the purchase of policies from our Provider's escrow account, maintained at SouthTrust Bank, as escrow agent, located at 110 Office Park Drive, 2nd Floor, Birmingham, Alabama 35223. The insured will receive a settlement check or wire transfer upon closing of the life settlement. The Fund, through our Manager, will pay our Provider for its services.

Brokers are typically paid a market based fee which we estimate to be between 4% and 8% of the face value of the policy. Either our Provider or the insured will pay the broker for negotiating the sale of the insurance policy upon the funding of the policy. This is exclusive of the fees which the Fund will pay to our Provider. Our Provider does not intend to pay referral fees to doctors, lawyers or other professionals to whom our Provider is prohibited by applicable law from paying a referral fee and will not do business with referral sources which our Manger does not believe to be reputable. Brokers and certain other referral sources also handle other administrative functions, such as collecting applications from potential clients and collecting medical and insurance records.

Our Servicer

Our Manager intends to act as servicer also and service the life insurance policies directly, but it may outsource any or all non-financial services to a third party. As of the date of this annual report, we have no agreements, arrangements or understandings with any third party to act as our servicer, although our Manager has contracted with four unaffiliated medical review service companies to determine estimated life expectancies and monitor the lives of the insureds. Our Manager and its affiliate, AmeriFirst, employed 11 persons as of April 8, 2005, to initially conduct such operations, including John Tooke, an employee of each of our Manager and AmeriFirst, who was regarded as one employee. Our Manager would need to hire additional employees, or outsource non-financial services, if we acquire a large number of life insurance policies or is otherwise warranted. Current employees include a senior software architect, in-house legal staff, accounting staff, insurance review, policy administration, computer and data processing personnel, customer service and medical administration.

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

Our Servicer will track on a daily basis the status of the Fund and the members' interests in the Fund. Investors will be able to monitor their investment of a daily basis through the Fund's internet web site which they can assess using a pass-code. Investors will see the financial statements of the Fund every quarter.

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

Our Manager will undertake to service and administer the insurance policies and to collect payments due under the insurance policies in accordance with customary and usual servicing procedures and it shall have full power and authority, acting alone or through any party properly designated by it to do, so any and all things in connection with such servicing and administration which it may deem necessary or desirable. Our Manager is authorized and empowered, unless such power and authority is revoked by the Fund on account of the occurrence of a default by our Manager, to execute and deliver, on behalf of the Fund for the benefit of its members, any and all instruments of satisfaction or cancellation, or of part or full release or discharge, and all other comparable instruments, with respect to the insurance policies. Our Manager will obtain any powers of attorney and other documents reasonable necessary or appropriate to enable our Servicer to carry out its servicing and administrative duties.

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

o     Collecting the policy proceeds following the policy maturity.

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

If it appears from the application that the policy is one the Fund would be interested in purchasing, our Provider will obtain from the broker the insured's attending physician's medical information which usually includes several years worth of laboratory reports and physicians' notes and a written letter of competency signed by the attending physician. Our Manager will forward such documentation to an independent medical review service company, consisting of a panel of specialists. Our Manager has contracted with four different unaffiliated organizations to provide independent medical consulting, as described below. In evaluating the life expectancy of the insured, the medical consultant, will review the file and other information forwarded by our Provider. We will make a decision to bid on the life insurance policy based, in part, on the review of the medical review service company. See "Medical Due Diligence Review" below.

Simultaneously, our Provider, using the insured's consent form, will obtain verification of insurance company, the employer or the group administrator. The insurance documents will be reviewed to determine the type of policy, and any provisions which may effectively reduce the face value of the policy, (i.e., loan against the policy), and to ensure, among other things, that:

o The policy under consideration is past any contestability periods (i.e., the periods during which the insurance company may deny payment for various reasons, including suicide and a misstatement of material fact);

o All current primary beneficiaries are willing to execute releases with respect to any present or future claims they may have with respect to the policy;

o The Fund is able to obtain ownership of or became the irrevocable beneficiary of the policy and the associated policy proceeds. Our Provider will not purchase a policy is a minor is a named beneficiary at the time of purchase. Our Provider will also review the policy premium schedule and determine whether the policy contains a disability waiver of premium rider which impacts future premium payments. Our Provider will attempt to ensure that the policy is compatible with the Fund's portfolio in terms of cash on hand. The review process for the insurance documents generally will take one to three weeks, depending on the extent of cooperation received from third parties; and

o Our Provider will not purchase policies of insureds who are not residents of the United States or whose insurance companies are not domiciled in the United States.

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

Medical Due Diligence Review

Our Manager intends to utilize the services of four unaffiliated medical review service companies, named below, to conduct a medical evaluation of medically impaired persons of all ages, and senior citizens, age 65 and older, prior to our Provider purchasing the life insurance policies. These firms were selected on the basis of the quality of their services, background of experienced underwriters and their panel of medical specialists. However, each agreement is for only a 90-day initial term and can be replaced by our Manager at its discretion at any time. Each firm uses a panel of physicians consisting of many specialties including, but not limited to, oncology, geriatrics and infectious diseases. These specialists all have extensive backgrounds in clinical practice and/or research.

Depending on the insured's medical condition, the life expectancy review is accomplished through independent reviewing physicians. The life expectancy review includes a review of the insured's medical records and related forms. The insured's medical records may be furnished by the sourcing broker or requested by our Provider.

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

o     Hospital admit / discharge summaries;

o     Pathology reports;

o     Previous and current therapy / treatment;

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

The Consultants are experienced medical review companies used by our Manager for evaluating and determining an estimated life expectancy. The Consultants have state of the art medical Underwriters and a panel of medical physicians who rely on extensive clinical and research experience to make their determinations of estimated life expectancy. The specialists include cardiologists, oncologists, hospice specialists, geriatric specialists, infectious disease specialists and internists. Many of the physicians hold positions as medical directors of major institutions. The Consultants provide a comprehensive review of medical records and a mortality profile on the terminally ill, chronically ill or medically impaired individuals of all ages, and senior citizens, age 65 and older. Our Manager is to submit life settlement files, including all medical and other information needed to produce a life expectancy estimate. Our Manager must warrant that the information is accurate and complete. The Consultant is permitted to contact attending physicians of the insured to obtain clarification or verbal updates, but does not examine or speak directly with the insured. Life expectancy estimates may be based on underwriting mortality tables converted into life expectancy by using statistical studies and clinical judgment or by a combination of the foregoing.

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

Purchase of Policies

If our Manager determines that the policy meets the Fund's criteria, including due diligence review and investment criteria, our Manager will instruct our Provider to make an offer to the insured or to the broker representing the insured to purchase the policy. The purchase price will be based upon the face value of the policy, our medical review service company's estimate of the insured's life expectancy, the premiums estimated to be paid under the policy over the insured's estimated life expectancy, and certain other costs of the policy. If the insured or broker accepts the offer, purchase documents are prepared from forms generated by our Manager's management information system. The documents include a life settlement contract, a consent to change of beneficiary and authorization to release medical information of the insured.

The Fund will become the owner of an individual policy, or absolute assignee of the insured's rights in a group policy, by filing a change of ownership or absolute assignment form and an irrevocable change of beneficiary form with the applicable insurance company, employer or plan administrator. Following receipt of appropriate acknowledgment of the receipt of such changes, a closing occurs and funds are disbursed as directed to the insured. Our Manager anticipates that the closing process will take one to three weeks and the entire purchase process, from application to closing will take from four to eight weeks. Our Provider will provide a rescission option through which the insured may, for any reason, return the disbursed funds and any premium payments made by the Fund in the interim, and be unconditionally released from the life settlement contract. The rescission period is at least 15 days from receipt of the purchase price and is longer (i.e., 30 days), if required by applicable law. See "Government Regulation of Life Settlements" below.

Monitoring

When the funds from the Offering are released from escrow, a premium escrow account will be established with SouthTrust Bank to pay the premiums during the life of the insureds. The funds held in the premium escrow account are expected to generally equal the annual premiums of each policy purchased by the Fund for the estimated life expectancy of the insured, plus an additional two years beyond such estimated life expectancy. We will attempt to pay premiums up front when possible or establish a bank draft for automatic payment to avoid frequent monitoring of the premium escrow account. At all times, however, an internal accountant will monitor the premium escrow account to maintain required balances. We are also developing a custom software application to house information regarding the policies, insureds, brokers, agents, money market accounts and any other aspect that needs to be monitored internally.

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

Description of Return on Investment

We are offering proportionate interests in the income to be generated primarily from individual life insurance policies, which we will purchase to create a pool. The pool is intended to reduce risk by purchasing a large number of policies from a diverse group of medically impaired persons of all ages, and senior citizens, age 65 and older with estimated life expectancies based solely on actuarial tables. The pool of life insurance policies will range from face values between $25,000 and $2.5 million or more. In addition, the pool should provide a blended rate of return closer to the estimated rate of return, rather than if investors were to purchase a single life insurance policy.

We will attempt to purchase insurance policies at a discount to the face value of the policy based on our estimates of life expectancies. The discount is directly connected with life expectancy and will increase along with estimated life expectancy. A one-year life expectancy may have a relatively small discount of perhaps 10%, while a 10-year life expectancy may have a 50% discount. The amount of the discount to the insured is negotiated based on market conditions and statutes and varies depending upon the nature of the life insurance policy, the stability of the insurer, prevailing interest rate, the estimated premiums to be paid by our Manager for the policy over the expected life of the insured, the insured's estimated life expectancy and certain other costs of the life settlement. Approximately twenty states require a minimum amount to be paid to an insured. We will attempt to create a pool of life insurance policies in which our Manager generally does not intend to purchase any life insurance policy which based on the estimated life expectancy would not provide a return to members of the Fund of at least 8% interest compounded annually. However, the estimated rate of return on investment is not a guaranteed rate of return and the hypothetical figures presented in this report are based on estimated life expectancies. However, if the insured lives longer than the estimated life expectancy, the return on investment would be lower than 8%.

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

The actual overall rate of return to all members can only be determined when all policies have matured at the end of the Fund. We cannot guarantee members the full return of their investment. The return will be increased to the extent that there is an account balance and interest earned in the premium escrow account at the end of the Fund which will be distributed to the members. The actual overall rate of return may be adversely affected by, among other things: (i) policies maturing after the estimated life expectancy; (ii) delays in tracking or disbursements of claims at maturity by the insurance company; (iii) delays in investing gross proceeds of the Offering resulting in members receiving 1-2% interest in the operating escrow account, as opposed to the estimated rate of return from gross proceeds invested in insurance policies; (iv) any capital calls (e.g., if the premium escrow account have been exhausted); (v) payments from the premium escrow amount; and (vi) policies that terminate, lapse or the refusal or inability of the insurance carrier to pay the claim, when the policy matures.

The estimated rate of return, the blended rate of return and the actual rate of return on investments in life insurance policies and the overall rate of return are projected using annual compounded interest rates.

For illustrative purposes only, set forth below is a hypothetical of how a $79,383 investment might be used to purchase a 100% interest in a $100,000 face amount of a universal life insurance policy from a 50 year old medically impaired insured with a three-year life expectancy. If a $100,000 policy is purchased for $79,383 inclusive of all fees, and if the insured were, in fact, to pass away in three years, the aggregate return on investment would be $20,617, or a return on investment of 8% interest compounded annually.

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

(3) Deposit to Premium Escrow Account. The funds in the premium escrow account, which will be used exclusively to pay policy premiums, are expected to generally equal the annual premiums of each policy purchased by the Fund for the estimated life expectancy of the individual insured for each of the three-year life expectancy in the above example plus an additional two years beyond such estimated life expectancy. Such escrowed funds will be invested in interest bearing bank accounts, money market funds, or used to purchase U.S. Treasury Bills.

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

(6) Selling Commissions. We intend to pay to our Underwriter, at the time of purchase of insurance policies, a selling commission of 2.5% of the gross proceeds of the number of units sold by our Underwriter. Our Underwriter may also negotiate fees to be paid to selected dealers on units sold by them. The total selling commissions to our Underwriter and selected dealers cannot exceed 10% of the gross proceeds of units sold, which is the maximum fee permitted by the NASD. To the extent we will pay other selected dealers and foreign entities more than 2.5% selling commissions, less funds will be available for the purchase of life insurance policies and other allocations. Broker-dealers, other than our Underwriter, AmeriFirst Capital Corp., will be paid upon acceptance of the investor as a member of the Fund unless the broker-dealer agrees to defer payment.

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

Premium Escrow Account. The premium escrow account shall be established by the Fund and maintained by our Manager as a segregated interest bearing escrow account. It shall bear a description clearly indicating that the funds deposited therein are held in escrow solely to pay premiums for all policies purchased by the Fund. The amount of premium payments set aside for each policy shall generally be equal to the annual premiums of each policy purchased by the Fund for the estimated life expectancy of the insured, plus an additional two years beyond such estimated life expectancy. Upon liquidation of the Fund, the remaining premium escrow account shall be transferred in whole to members of the Fund together with accrued interest thereon.

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

Priority of Payments

Upon the maturity of a life insurance policy, a claim is filed with the insurance company. Once a claim has been paid to the Fund, our Manager shall deposit the funds into the operating escrow account. Our Manager will then withdraw from the operating escrow account, to the extent funds are available, funds for payment to each member's capital contribution and interest based on their proportionate share of proceeds from life insurance policies. Funds shall be paid, proportionately, to members on the determination date, which is generally the fifth day of the month followings the Fund's receipt of proceeds from an insurance policy.

Capital Calls

In the event that sufficient funds are unavailable to pay any premium on an insurance policy and an insurance policy would thereby lapse, our Manager shall have the right to require all members of the Fund to make additional capital contributions (e.g., a "capital call") of up to six months premiums to insure that no policy lapses. A capital call to pay a policy premium shall only be made when the premium escrow account has been exhausted. There will be no other reserve fund (e.g., a sinking fund) available to pay policy premiums. Our Manager also has the discretion to make a capital call to cover litigation costs and any other expenses to preserve the Fund and for which there are insufficient funds on hand. The members of the Fund will make the capital call in proportion to their membership interests in the Fund. Capital contributions pursuant to this provision shall be made within 30 days after receipt of notice from our Manager of the amount of the contributions. If a member shall default in making any such capital contribution, the other members of the Fund shall have, with respect to the defaulted contribution, the right to contribute proportionately and receive a substantial premium (expected to equal the annual premiums of each policy purchased by the Fund for the estimated life expectancy of the insured, plus an additional two years beyond such estimated life expectancy) of the membership interest attributable to the defaulted capital contribution.

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

Policy Origination Guidelines

Our Provider will follow the criteria described below when originating policies. The number and scope of life insurance policies in the pool that we intend to create will increase with the amount of proceeds we obtain. Our goal is to create a diverse pool of life insurance policies owned by medically impaired persons of all ages, and senior citizens, age 65 and over, to be determined by medical and insurance underwriting and based on actuarial tables. In any event, our Manager which is controlled by John Tooke will have sole discretion to oversee these strategies. We intend to use the following strategies.

o All insurance carriers in the Fund covering the life settlements must be rated A- or better by A.M. Best as discussed in further detail below.

o We will not invest more than twenty percent of the proceeds of the Fund in policies from any one insurance company. To the extent that we sell less than $100 million of units, at any given time we will use our best efforts to, but may not be able to, stay in line with these strategies.

o We will only purchase policies where the estimated life expectancy of the insured is between one and eight years.

o     We will only purchase policies beyond the contestable and suicide periods.

o We will only purchase group insurance policies from Retired Federal Employees' Group Life Insurance.

o We will not purchase policies where HIV/AIDS is the primary illness or condition used in determining the insured's estimated life expectancy.

o We will require an outside medical review to establish the estimated life expectancy for all medically impaired insured's. Also, for policies over $$500,000, we will require two medicals and use the average weighted life expectancy from the two estimates.

o We will not purchase more than twenty percent of the policies from one specific type of illness (i.e., lung cancer, colon cancer, coronary artery disease or pulmonary artery disease, etc.). We will also not purchase more than forty percent of the policies from one category of a primary illness (i.e. cancer, heart disease, ALS, etc.). To the extent that we sell less than $100 million of units, at any given time we will use our best efforts to, but may not be able to stay in line with these strategies.

o The maximum policy size for medically impaired insureds of all ages, and seniors, age 65 and older with a life expectancy based solely on actuarial tables, is $2.5 million dollars.

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

A.M. Best's Ratings

The objective of the A.M. Best rating system is to provide an overall opinion of an insurer / insurance company's ability to meet its obligations to policyholders.

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

The range of A.M. Best ratings are as follows:

            A.M.                  Best Ratings
            --------              ----------------------------
            A++, A+               Superior
            A, A-                 Excellent
            B++, B+               Very Good B
            B, B-                 Fair
            C++, C+               Marginal
            C, C-                 Weak
            D                     Poor
            E                     Under Regulatory Supervision
            F                     In Liquidation
            S                     Rating Suspended

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

Most insurance companies also offer some form of accelerated death benefits to holders of their policies that are medically impaired, but the costs thereof vary substantially among such companies. A recent article appearing on The Northwestern Mutual Life Insurance Company website, states that while insurers began developing accelerated death benefits only a few years ago, today more than 200 companies offer people with terminal illnesses accelerated benefits, protecting over 18 million policyholders. As with any new product, there are substantial variations in design, cost and coverage. According to "Gay Money Magazine," accelerated benefits or acceleration often requires a special rider on an individual's life insurance policy in order to pay part or all of the policy face amount directly through separate life settlement companies from the insurer if such individual's doctor signs a statement certifying the insured's life expectancy is less than 6 or 12 months. Also, most insurers allow acceleration on only part of policy, often only 25-50%. This is a reflection of this industry's assumption that life insurance is for those left, not the living. Of course, this varies among insurers.

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

Our Manager believes that insurance companies, on an industry-wide basis, have not aggressively participated in the market for medically impaired and senior citizen life settlements or related products or services primarily because of the undeveloped nature of the market and the potential for public relations problems for the insurance industry resulting from insurance companies redeeming policies for less than the death benefit promised to their policyholders.

Given the restrictions typically imposed on the availability of accelerated death benefits, life settlements have, to date, been an attractive alternative to accelerated death benefits for insureds. Life settlements can also offer some people that are medically impaired the opportunity to pursue lifelong goals while they are still relatively healthy. Although our Manager believes that insurance companies may continue to be reluctant to enter the life settlement market, they may reduce their restrictions applicable to accelerated death benefits, may begin to provide life settlements directly or through separate settlement companies or may offer other competing products or services on a broader basis.

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

Approximately nineteen regulated states have enacted statutes or adopted or proposed regulations that establish minimum purchase prices to be paid to the insured according to the insured's life expectancy. These nineteen states are as follows: Arkansas, California, Connecticut, Massachusetts, Mississippi, North Carolina, Tennessee, Washington, Minnesota, Wisconsin, Virginia, Iowa, Nebraska, Louisiana, Alaska, Oklahoma, Montana, Maine and Vermont. These states generally provide that if the life expectancy is 0-6 months, at least 75-85% (but generally 80%) of the face amount of the policy must be paid; 6-12 months, at least 65-80% (generally 70%) must be paid; 12-18 months, at least 65-75% must be paid; 18-24 months, at least 60-70% must be paid; 24-30 months, at least 50%-60% must be paid; 30 months or longer, at least 50% must be paid. Many of these states reduce the required amounts to be paid for insurance carriers lower than the 4 highest A.M. Best ratings.

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

Employees

As of April 8, 2005, the Fund did not have its own employees. The employees of our Manager and Provider and their parent, AmeriFirst, will carry out our operations or will outsource and oversee the services performed by a third party servicer. As of April 8, 2005, our Manager employed five persons, and AmeriFirst, our controlling shareholder, employed three persons, all of whom are full-time employees. They include, John Tooke, the founder and principal of the Fund, an executive assistant, a senior software architect, in-house legal and accounting staff, insurance review, policy administration, computer and data processing personnel, customer service, and administrative assistants. None of our Manager's employees is covered by a collective bargaining agreement. In addition, as of April 8, 2005, our Provider employed three persons to handle policy origination, and our Underwriter employed three persons in broker-dealer operations. For purposes of illustrating the number of employees of each of our Manager, AmeriFirst, our Provider and our Underwriter set forth above, John Tooke, an employee of each of our Manager, Underwriter and AmeriFirst, was regarded as an employee of each such entity.

Risks Associated with the Fund

An investment in the Fund is subject to significant risks including, without limitation, the following.

Risks Related to Our Business and Industry

We may not have a viable business because of our lack of an operating history.

The Fund and our Provider were incorporated in 2002, and together with our Manager, have no operating history. At December 31, 2004, the Fund had no significant assets. During the year ended December 31, 2004, the Fund determined that deferred offering cost in the amount of $342,661 was deemed to have no future benefit. Accordingly, the deferred offering costs were written off.

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

The purchase price of life insurance policies to be paid to the insured is determined by market conditions of supply and demand and by various state regulations. In addition, the various fees when added together are substantial and that, in turn, also reduces the potential yield to the Fund. There is no precedent for the Fund to know whether it will be able to balance such objectives while still being able to compensate the various entities providing services to the Fund.

In order to generate an adequate return on investment, the various related entities providing services to the Fund may reduce their fees on certain policies. However, if there are not enough policies available to provide an adequate return on investment and compensate the various entities, the Fund may have to terminate its operations.

The loss of services of John Tooke could adversely affect the business and operations of our Manager and Underwriter.

John Tooke is the chief executive officer and controlling shareholder of our Manager and Underwriter. Mr. Tooke has no actual experience in the purchase of life settlements, although he has researched the industry since at least April 2001. An investment in the Fund is substantially dependent on the efforts and expertise of John Tooke. Until such time as the Fund establishes an operating history, he is currently irreplaceable. Our Underwriter has a non-compete provision in its employment contract with John Tooke, should he terminate employment, which prevents him from engaging in any business, which is competitive with the business of our Manager and soliciting any past or present customer or employee of our Manager. Neither the Fund nor any of its affiliated entities maintains key man life insurance on John Tooke's life and the loss of his services would be expected to adversely affect the Fund's business and its affiliated entities' ability to perform their duties and obligations in connection with the Offering. While other officers of AmeriFirst, the parent company of our Manager and Underwriter, have significant business experience to carry on the operations of the Fund, there can be no assurance the Fund will be able to recover from Mr. Tooke's loss and continue its operations.

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

The selection, purchase and servicing of our policies are controlled by our Manager, all of whose stock is owned by AmeriFirst, 45% of whose capital stock (including 50% of the voting common stock) is owned by John Tooke. Our Manager will purchase policies on behalf of the Fund through our Provider, which is also owned by AmeriFirst, either buying directly from the insured, when it is licensed or not required to be licensed, from other providers, or utilizing a broker network. While our Manager has agreed to act within the best interest of the Fund and its members, the potential value of the Fund's portfolio of policies will be affected by our Manager's selection of policies. Our Provider will have conflicts between its duty to the Fund and its own interests. Our Provider has agreed to sell policies it purchases to the Fund. However, our Provider may sell, on a non-securitized basis, the life insurance policies it purchases to other companies that have similar objectives of the Fund and our Provider may have conflicts of interest in determining which client will purchase the life insurance policy purchased by our Provider. As beneficial owner of our Manager, circumstances may arise from time to time which make it more advantageous to AmeriFirst, and, in turn, John Tooke, to act in the best interest of either our Manager, rather than in the best interest of the Fund and its members.

We do not have our own staff and are completely dependent upon our Manager for management, administration and servicing the policies. Our Manager believes it has a sufficient staff to be capable of discharging its responsibility to us. However, there may arise a time in which we are handling a high volume of policies, and our Manager may not be able to service the policies on a timely basis. Any delays in servicing our policies could have an adverse effect upon our operations.

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

      o     Inaccurate diagnosis or prognosis on medically impaired insureds;

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

We may face additional competition from benefits offered by insurance companies. Other companies could choose to enter the Fund's target market and devote greater resources and capital to the acquisition of insurance policies from insureds. In addition, many major insurance companies now offer medically impaired policyholders "accelerated benefits" options with their existing or newly-acquired policies which provide a way for medically impaired policyholders to draw on their life insurance benefits before death. The life insurance industry may become more aggressive in offering such benefits to medically impaired persons and senior citizens, although we believe insurance companies have generally offered accelerated death benefits on terms more restrictive than the terms of life settlements.

Regulation as an investment company may terminate the Fund.

While the Fund may be considered similar to an investment company, it does not intend to register as such under the Investment Company Act of 1940. Accordingly, the provisions of such Act, which, among other matters, require investment companies to have a majority of is interested directors and regulate the relationship between the investment advisers and the investment company, will not be applicable in the opinion of Robinson & Cole LLP. If the Fund is deemed to be an investment company, our Manager may terminate the Fund and distribute its assets which will affect the Fund's profitability.

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

Our Underwriter is a newly formed broker-dealer with no prior operating experience. Furthermore, the management of our Underwriter has no experience in the offer and sale of units relating to life settlements. Our Underwriter may also engage other NASD broker-dealers and foreign dealers who agree to abide by the NASD's rules to sell our units. However, neither we, nor our Underwriter, have identified any brokers or dealers which will participate in the Offering and neither of us have any agreement, arrangement or understanding with any such broker or dealer.

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

The Fund will establish a premium escrow account at SouthTrust Bank with proceeds of the Offering generally equal to the annual premiums of each policy purchased by the Fund for the estimated life expectancy of the insured, plus an additional two years beyond such estimated life expectancy, which is believed to be appropriate and necessary to cover anticipated premiums owed. However, if a policy lapses, the Fund will suffer a loss equal to the purchase price of the insurance policy. If the premium escrow account is depleted for any reason, there is no other reserve fund (e.g., a sinking fund) and the Fund will not be able to pay premiums on outstanding policies.

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

The actual overall rate of return to members of the Fund can only be determined at the maturity of the individual policies. We can only estimate and cannot predict or guarantee members a rate of return. The estimated rate of return is based on the insured's estimated life expectancy. This estimate is based on medical and insurance underwriting and actuarial tables. Factors affecting the accuracy of our estimate include the experience and qualifications of the medical personnel estimating the life expectancy, the nature and progress of the insured's illness and the future developments in treatments and cures. If an insured passes away before the estimated life expectancy, the actual rate of return will be more than the estimated rate of return, but if the insured dies after the estimated life expectancy, the actual rate of return will be less than the estimated life expectancy. The actual rate of return may also be adversely affected by delays in payment or non-payment by carriers, delays in purchasing policies, capital calls and policies that terminate or lapse. In addition, we are attempting to securitize a diverse pool of medically impaired persons of all ages, and senior citizens, age 65 and older with estimated life expectancies based solely on actuarial tables. There is little, if any, precedent as a public company, there can be no meaningful historical data regarding the life expectancies of an undetermined pool. We have no historical data regarding losses experienced with life settlements and/or delays experienced in collecting amounts due under life insurance policies.

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

The independent physicians on whom we will rely to assist us in estimating the life expectancies of the insureds who are medically impaired do not personally examine any of the insureds. The independent physicians working for the medical review service companies with whom we have contracted will rely instead on the insured's medical records and the reports provided to them by the attending physician with whom they can communicate, as well as on certain actuarial assumptions.

Cures and advances in medical treatments for the medically impaired will reduce members' rate of return and the number of persons seeking life settlements.

The development of a cure for, or vaccine against, medical impairment, or the development of new drugs or other treatments which extend the life expectancy of individuals with such impairment could have a material adverse effect on the rate of return to members of the Fund. In addition, such medical developments would likely reduce the number of individuals seeking life settlements. Substantial reductions in the cost of treating people who are medically impaired, including reductions from the development of less costly treatments, may also reduce the number of individuals seeking life settlements.

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

The value of the collateral of the Fund, which constitutes assignments of life insurance policies and beneficial interests in the proceeds of such policies, is directly dependent upon the financial stability of the life insurance companies. While the Fund intends to purchase life insurance policies only from life insurance companies rated A- or better by A.M. Best, an established insurance company may fail or not have enough money to pay the Fund the proceeds upon the death of the insured. The number of life insurance company insolvencies has been increasing in recent years, mainly due to poor investment results, inadequate underwriting or reinsurance, a lack of diversified investments and fraud. If the insurance company that has issued a policy acquired by the Fund becomes bankrupt or otherwise defaults in payment to the Fund, the Fund would have less income to make distributions. Most states have insurance guaranty funds to help liquidate the obligations of a terminated insurance company, but there can be no assurance that those funds will be adequate in any one instance.

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

Approximately twenty states have adopted and others are considering the adoption of legislation that regulates the minimum purchase prices to be paid for life settlements. The Fund and our Manager will comply with any and all legislation enacted. Compliance with minimum purchase price requirements may significantly reduce the Fund's profitability and ability to make distributions. Because minimum purchase price requirements may prevent the Fund from earning an acceptable profit margin on the life settlements in its portfolio, such requirements may force the Fund not to purchase life insurance policies in states imposing such restrictions.

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

The life settlements industry has been tainted by fraud. Accordingly, industry groups including the National Association of Insurance Commissioners (NAIC) and the North American Securities Administrators Association (NASAA) perceived there to be an industry void and passed a Viatical Settlements Model Act and subsequent Guidelines Regarding Viatical Investments. A summary of the provisions of the Viatical Settlements Model Act appear in this report under the heading "Government Regulation of Life Settlements." In addition to the states which adopt the NASAA guidelines, other states which license insurance purchases follow many of the provisions of the Viatical Settlements Model Act. Since the Securities and Exchange Commission (SEC) does not regulate life settlements, except in an offering such as the Fund's in which the policies are securitized, some states treat the sale of life settlements to individuals as the sale of securities and require registration in such states.

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

Once an investor signs the subscription documents and forwards such documents together with payment for a unit, he will not be able to revoke his subscription. The offering period can be held open until October 17, 2005, unless extended, without any subscriptions being accepted if subscriptions in the amount of the minimum offering are not achieved before then. Accordingly, if an investor subscribes before we close on the minimum offering, his subscription amount will be held in escrow, earning a low rate of return and will not be available to him.

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

Our counsel, Robinson & Cole LLP, has given the opinion that we will be treated as a "partnership" for federal income tax purposes and that we will not be treated as an association taxable as a corporation subject to the publicly-traded partnership rules discussed below. Counsel notes that a partnership will be taxed as an association taxable as a corporation if we have more than 100 members and were a publicly traded partnership. In such event, we would be taxed on our taxable income at rates of up to 35% for federal income tax purposes and would thus incur double taxation. It is counsel's opinion that if the provisions in the Fund's operating agreement are enforced, they would prevent us from being a publicly traded partnership and we will be subject to tax as a partnership. All items of our income, gain, loss, deduction and credit would be reflected only on our tax returns and would not be passed through to members. If we were treated as a corporation, distributions to members would be ordinary dividend income to the extent of our earnings and profits, and the payment of such dividends would not be deductible by us.

The IRS may challenge our allocations of income, gain, loss, and deduction.

The Fund's Operating Agreement provides for the allocation of income, gain, loss and deduction among the members. The rules regarding partnership allocations are complex. It is possible that the IRS could successfully challenge the allocations in the operating agreement and reallocate items of income, gain, loss or deduction in a manner which reduces benefits or increases income allocable to members. In the opinion of counsel, however, the allocation of the Fund's tax attributes in the Operating Agreement has substantial economic effect and should be respected.

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

All losses from "passive activities" are generally not deductible by a non-corporate taxpayer, a Subchapter S corporation or a personal service corporation, except against income derived from "passive activities" of the tax payer. "Passive activities" are those business activities in which a taxpayer does not materially participate. A member's investment in the Fund would be treated as a "passive activity" for purposes of this limitation. Accordingly, so long as the member maintains his investment in the Fund, such member's share of the Fund's losses will not be deductible against his salary, active business income, income from dividends, interest, royalties, and capital gains from non-business portfolio properties. However, Fund losses, if any, generally will be deductible from such a member's gain and income from the Fund or from other passive activities.

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

Conflicts of Interest

The relationships among the Fund, our Manager, Underwriter, and John Tooke, may result in various conflicts of interest. Our Manager, Provider and Underwriter are each controlled by John Tooke. Our Manager and its officers and directors, in their capacity as such, are required to exercise their fiduciary duties to the Fund and its members in a manner they believe will preserve and protect the rights of the Fund's members. Mr. Tooke has no intention to purchase life settlements for his own account or for the account of others, other than the Fund, except on a non-securitized basis.

The paragraphs below describe material conflicts of interest of which we are aware that may arise in the course of the Fund's operation of our business.

1. Payment of Fees and Expenses. Our Manager, Provider and Underwriter will receive substantial fees in connection with the Offering and our ongoing operations.

2. Purchase of Life Insurance Policies from our Provider. The officers and directors of our Manager, which is controlled by John Tooke through AmeriFirst, a Delaware holding company, will make all final decisions regarding the life insurance policies we will purchase. Our Provider is also controlled by John Tooke through AmeriFirst. Accordingly, although a purchase will be made on terms no more favorable to our Provider and Underwriter than to other persons, we may face a conflict of interest in determining whether a life insurance policy is appropriate for our portfolio. We will acquire many of our life insurance policies from or through our Provider, either directly from insureds, when it is licensed or not required to be licensed, or from other licensed Providers, or from a broker network. Our Manager and Provider will each receive their fees based on a percentage of the gross proceeds of the Offering, regardless of whether the insured dies within the estimated life expectancy, whereas the members' return on investment will depend on the insured dying within his estimated life expectancy. Although we have no agreement or understanding to acquire an ownership interest in a broker, certain states permit a Provider or its affiliates to have an ownership interest and we may acquire such an interest in the future. Our Provider is in compliance with the laws of the State of Georgia to conduct life settlement business and will comply with the laws of all other states which regulate the purchase and/or sale of insurance policies by the Fund. The brokers will earn brokerage fees on life insurance policies our Provider purchases through them or from them. Accordingly, since John Tooke controls our Manager and our Provider, he will face a conflict of interest in determining whether the life insurance policies meet our guidelines and are appropriate investments.

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

Our Manager believes it has sufficient staff to be capable of discharging its responsibility to us. Our Manager, Provider, Underwriter and their affiliate, AmeriFirst, had an aggregate of 11 employees as of April 8, 2005, including John Tooke, a senior software architect, an executive assistant, in-house legal staff, accounting staff, insurance review, insurance analyst, policy administration, computer and data processing personnel, customer service, medical administration and administrative assistants, all of whom are full-time employees. For purposes of calculating the foregoing number of aggregate employees, John Tooke, an employee of each of our Manager, Underwriter and AmeriFirst, was regarded as one employee. Mr. Tooke has in excess of 25 years of experience in selling mortgage backed securities and other securities. He began to research the life settlement industry in April 2001, however, he has no actual experience in purchasing and securitizing life settlement policies. The staff of our Manager includes one person with 33 years of insurance experience, and three other persons with between four and six years of experience in the life settlements industry. Virtually all of our Manager's employees will devote all of their business time to the Fund's affairs until such time as the offering is completed.

5. Provider Resells the Life Insurance Policies. Our Provider may also retain or sell existing life insurance policies purchased by our Provider for itself, or to other clients on a non-securitized basis, because this satisfies the objectives of our Provider. Our Provider will base the decision on factors such as the amount of funds available for investment, yield, portfolio diversification between medically impaired and senior citizens, insurance carriers, or other transaction terms.

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

ITEM 2. DESCRIPTION OF PROPERTY.

The Fund does not have its own employees or offices. The employees of our Manager and Provider and their parent, AmeriFirst, will carry out our operations at their offices or will outsource and oversee the services performed by a third party servicer.

Our Manager, Provider, Underwriter and AmeriFirst lease an office together located at 2015-A Osborne Road St. Marys, Georgia 31558; telephone number (912) 882-8851, at a current monthly rental of $3,938.33. The lease is with a non-affiliate for five (5) years ending on March 31, 2010. The facility consists of approximately 4,726 square feet of office space. The Fund's principal office is located at this Georgia office.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the members of the Fund, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

a. There is no established public trading market for the trading of our units.

b. There were 0 unit holders as of April 8, 2005.

c. Each member is entitled to his or her proportionate beneficial interest in the income to be generated from the pool of life insurance policies. However, we must first raise a minimum of $2,500,000 in the Offering before we can commence operations and purchase life insurance policies. The proceeds of the Offering will be held in an interest bearing escrow account with

SouthTrust Bank until we raise the $2,500,000 minimum. If the minimum amount is not received by October 17, 2005, unless extended for an additional six months until April 17, 2006, then all subscription amounts (including interest) will be returned to all subscribers. Only when we acquire the proceeds from life insurance policies will members receive a distribution consisting of their proportionate share of such proceeds. As of April 8, 2005, we have not made any distributions of income since we have not yet commenced operations.

d. We do not have any compensation plans, including compensation arrangements under which units of the Fund are authorized for issuance.

Use of Proceeds

On May 14, 2003, our Registration Statement on Form S-1 (Registration No.:
333-98651), as amended, was declared effective with the SEC for the initial public offering of up to a maximum of 100,000 units of ownership interest in the Fund at $1,000 per unit for an aggregate purchase price of $100,000,000. Our Underwriter, an NASD licensed broker-dealer, who is also an affiliate of our Manager, is offering and selling the units, but it may also engage other NASD broker-dealers and foreign dealers who agree to abide by the NASD rules to sell our units. Our Underwriter will receive selling commissions at the time of purchase of life insurance polices equal to 2.5% of the gross proceeds of the sale of units by our Underwriter. Our Underwriter may also negotiate fees to be paid to selected dealers on units sold by them. The total selling commissions to our Underwriter and selected dealers cannot exceed 10% of the gross proceeds of units sold, which is the maximum fee permitted by the NASD. As of April 8, 2005, no units have been sold.

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

During the fiscal year ended December 31, 2004, an aggregate of $342,661 in expenses were incurred on the account of the Fund in connection with the registration statement for the sale of the units, as well as subsequent filings with the SEC, including without limitation, legal and accounting expenses, photocopy costs and filing fees paid to the SEC and state securities commissions. All of such expenses were paid directly to the applicable entities by AmeriFirst on behalf of the Fund pursuant to the Expense Agreement.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward Looking Statements

Statements in this Item 6 "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this report are certain statements which are not historical or current fact and constitute "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of l933 and
Section 21E of the Securities Act of l934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Fund to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Such forward looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and our most recent results. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "may," "will", potential," "opportunity," "believes," "belief," "expects," "intends," "estimates," "anticipates" or "plans" to be uncertain and forward- looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the reports and registration statements of the Fund filed with the Securities and Exchange Commission.

Background

The Fund was formed in the State of Delaware in April 2002 and reincorporated in Florida in September 2002 as a Florida limited liability company. The Fund was formed solely for the restricted, limited purpose of purchasing life insurance policies at a discount to face value from medically impaired persons of all ages, and senior citizens, age 65 and older with estimated life expectancies based solely on actuarial tables, to create a pool of life insurance policies. We are offering a minimum of 2,500 units and up to a maximum of 100,000 units at $1,000 per unit. Each member of the Fund is entitled to his or her proportionate beneficial interest in the income to be generated from the life insurance policies. As of December 31, 2004, the Fund has not begun its operations. Set forth below is the Fund's plan of operation for the next twelve months in lieu of a discussion and analysis of the financial condition and results of operations of the Fund.

Twelve Month Plan of Operation

As of December 31, 2004 and 2003, the Fund had $254 and $326,509, respectively, of assets which included $326,509, of deferred financing costs. Total liabilities of $218,100 as of September 30, 2002, owed by the Fund for organizational and offering expenses to AmeriFirst, the holding company controlled by John Tooke, were forgiven by AmeriFirst on February 13, 2003, and recorded as contributed capital. This occurred pursuant to the Expense Agreement under which AmeriFirst agreed to pay at its own expense, all organizational and offering expenses of the Offering including without limitation, legal and accounting expenses, photocopy costs, selling expenses, and filing fees paid to the SEC and state securities commissions. Accordingly, the Fund will receive all proceeds from the Offering. The Fund had total liabilities of $43,509 as of December 31, 2004, consisting of accrued expenses. As a result of the foregoing, the Fund had total members' deficiency of $43,255 at December 31, 2004 as compared with total liabilities and members' equity of $326,509 at December 31, 2003. Total contributed capital from April 22, 2002 (Inception) through December 31, 2004, was $515,743. During the next 12 months, if we raise at least $2,500,000, we plan to purchase a pool of life insurance policies, created by the purchase of insurance policies at a discount from the face amount of the policies from medically impaired persons of all ages, and senior citizens, age 65 and older with estimated life expectancies based solely on actuarial tables. Upon raising $2.5 million and the release of such funds from escrow, our Manager will create a pool of life insurance policies.

Our auditors have included an explanatory paragraph in their report as there is substantial doubt as to the Fund's ability to continue as a going concern. The ability of the Fund to continue as a going concern is dependent upon the success of the Fund to raise the $2,500,000 minimum subscription needed within the specified time pursuant to the Fund's operating agreement. The financial statements do not include any disclosures that might be necessary should the Fund be unable to continue as a going concern.

John Tooke, Chief Executive Officer and controlling shareholder of our Manager and Underwriter and also controlling shareholder of our Provider, has extensive experience in investment banking and selling mortgage backed securities. Although he has no actual experience in purchasing life settlement policies, he has researched the life settlements industry since at least April 2001 and conducted all organizational activities necessary for the Fund. Our Manager intends to service the insurance policies with experienced employees it has hired, as described below. However, our Manager may outsource any or all of the non-financial services of servicing the life insurance policies to an unaffiliated third party servicer to assist us in reviewing each policy, closing the purchases of such policies, monitoring life status of the insureds and filing death benefit claims. Our Manager has entered into agreements with four unaffiliated organizations to conduct its medical due diligence review to determine estimated life expectancies and with one of such companies to track the status of the insured. See "Item 1. Description of Business--Medical and Insurance Due Diligence Review." Neither the Fund nor our Manager, Provider or Underwriter has entered into any other arrangements, agreements or understandings with any third parties to act as our servicer. If it did enter into such an agreement, the Fund would be dependent upon the services of third parties for its overall success.

We do not anticipate hiring any employees or acquiring any fixed assets like office equipment or furniture, or incurring material office expenses during the next twelve (12) months because we will be utilizing our Manager's and its affiliate's personnel and office equipment. As of April 8, 2005, our Manager and its affiliate, AmeriFirst, employed 11 persons, including John Tooke, a senior software architect, in-house legal staff, accounting staff, insurance review, insurance analyst, policy administration, computer and data processing personnel, customer service, medical administration and administrative assistants. For purposes of calculating the foregoing number of aggregate employees of our Manager and AmeriFirst, John Tooke, an employee of each of our Manager and AmeriFirst, was regarded as one employee.

Our Manager occupies space at the Fund's offices in St. Marys, Georgia. This facility is equipped with office furniture, telephones, fax machines, photo copiers, multiple computers in a server system and whatever else will be needed to operate. See "Item 1. Description of Business--Our Servicer" for additional information on our back-up computer system. The fees which we will pay our Manager as compensation will be in lieu of all other payments for operating expenses.

The Fund has not committed itself to purchase any life insurance policies, and has not entered into any arrangements or other transactions other than with our Underwriter of the Offering and other affiliates, and four unaffiliated medical review service companies, the latter of which are terminable without penalty after 90 days. We did not intend to incur any indebtedness at the commencement of our operations, although we may later establish a line of credit for future use.

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

ITEM 7. FINANCIAL STATEMENTS.

The information required under this Item appears in a separate section following
Item 14 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

As of December 31, 2004, the Fund's management, including our Manager's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design of the Fund's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Fund's disclosure controls and procedures were effective, in all material respects, to ensure that the information required to be disclosed in the reports the Fund files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes (including corrective actions with regards to significant deficiencies and material weaknesses) in the Fund's internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2004.

ITEM 8B. OTHER INFORMATION.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors of the Fund and Our Manager

We do not have any directors or officers. We are managed by AmeriFirst Financial Services, Inc. The following persons are the executive officers and directors of our Manager.

Name                   Age        Office
----                   ---        ------
John Tooke             62         Chief Executive Officer and Director
Brittany M. Ellis      30         President, Secretary and Director

John Tooke has been Chief Executive Officer, director and through AmeriFirst, Inc., shareholder of our Manager since its predecessor's formation in June 2002. Mr. Tooke also acted as President of our Manager from June 2002 to September 2003. Mr. Tooke has been Chief Executive Officer of our Underwriter, AmeriFirst Capital Corp., since May 2003 and prior to that time, he served in the same capacity from October 2002 through May 2003. Mr. Tooke has also been a director of our Underwriter since October 2002. In addition, Mr. Tooke has been Chief Executive Officer and director of AmeriFirst, Inc., the parent company of our Manager, Provider and Underwriter, as well as a controlling shareholder of AmeriFirst Inc. Mr. Tooke served as Chief Executive Officer of our Provider, AmeriFirst Funding Group, Inc., from April 2002 through May 2003, and a director of our Provider from April 2002 through January 2005. Mr. Tooke has been engaged in negotiations and start-up activities for the Fund and researching the life settlement industry since April 2001. From 1998, when Mr. Tooke formed the predecessor to Global Express Securities, Inc. (previously known as First Florida Securities, Inc.) a member of the NASD, until he sold it in March 2002, he was president and director of Global Express Securities, Inc. Global Express Securities, Inc. was originally located in Florida and relocated to Nevada in 2000. The firm specialized in the placement of high yield collateralized investment products through the sale of public and private securities both to the retail market and to individual clients. The initial closing for the firm's sole public offering occurred after Mr. Tooke resigned. It was a best efforts offering under the name Global Express Capital Real Estate Investment Fund I, LLC. A permanent receiver was appointed to Global Express Capital Real Estate Investment Fund I, LLC on December 17, 2003, approximately 21 months after Mr. Tooke resigned as an officer and director of Global Express Capital Real Estate Investment Fund I, LLC.

From 1991-1998, Mr. Tooke was employed as a private investor in commercial real estate projects as a principal for his own account. While he was an investment banker, Mr. Tooke originated and produced commercial mortgages and sold them to investors. Any relevant prior performance data of Mr. Tooke's experience is more than 10 years old and not in his possession. Form 1989 to 1991, Mr. Tooke was Senior Vice President of Sales and Trading for Drexel Burnham Lambert which sold and traded multi-family and commercial mortgages and portfolios in the secondary markets. Form 1984 to 1985, Mr. Tooke was Vice President of Sales and Trading of Morgan Stanley & Co. where he worked in all aspects of mortgage finance proposals such as CMO's, mortgage backed bonds and private placements. From 1981 to 1984, Mr. Tooke was a Vice President of Sales and Treading of Merrill Lynch where he traded whole loans, participation and conventional mortgage backed securities and analyzed and structured all securitized products. Mr. Tooke holds NASD Series 7, Series 24, Series 28, and Series 63 securities licenses. Mr. Tooke is a qualified securities principal. In addition, he is licensed in Nevada, California, and Florida for the sale of real estate mortgages and securities.

All of the capital stock of our Manager, Provider and Underwriter is owned by AmeriFirst, a Delaware holding company. John Tooke owns 45% of the common stock, Irving Strickstein and Denise Mugerdichian Lachman each own 22.5% of the common stock and O. Lee Tawes III owns 10% of the common stock, of AmeriFirst. See "Certain Relationships and Related Transactions."

Brittany M. Ellis has served as President of our Manager since September 2003 and as Secretary and a Director of our Manager since its inception in September 2002. Ms. Ellis is responsible for the management of the Fund, including overseeing the activities of underwriting and servicing the insurance policies. Ms. Ellis is also Secretary and a director of AmeriFirst, Inc. since its inception in August 2002. In addition, Ms. Ellis is Secretary and a member of the Boards of Directors of AmeriFirst Funding Group, Inc. and AmeriFirst Capital Corp. Ms. Ellis graduated from Florida Coastal School of Law in May 2002 and is a member of the Florida bar. Ms. Ellis received her Bachelors degree from the University of Southern Mississippi in 1997. Prior to her legal career, she worked in managed services for the Aramark Corporation and Maidpro, Inc. in Massachusetts. Ms. Ellis holds a NASD Series 7 and a Series 24 securities license.

Officers and Directors of AmeriFirst, Inc.

All of the capital stock of our Manager, Provider and Underwriter is owned by AmeriFirst, Inc. John Tooke owns 45% of the common stock, Irving Strickstein and Denise Mugerdichian Lachman each own 22.5% of the common stock and O. Lee Tawes III owns 10% of the common stock, of AmeriFirst. See "Item 12. Certain Relationships and Related Transactions." The following persons are the officers and directors of AmeriFirst.

Name                   Age        Officer
----                   ---        -------
John Tooke             62         Chief Executive Officer and Director; Chief
                                  Executive Officer and Director of each of AmeriFirst Financial Services, Inc., and
                                  AmeriFirst Capital Corp.

Brittany Ellis         30         Secretary and Director; President, Secretary
                                  and Director of AmeriFirst Financial Services,
                                  Inc.; AmeriFirst Financial Services, Inc. and
                                  AmeriFirst Funding Group, Inc.

Irving Strickstein     74         Chairman of the Board of Directors

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

Code of Ethics

The Fund has not adopted a Code of Ethics as of date of this report. We began our operations in October 2003, and we are presently conducting an offering of ownership interest in the Fund and will continue to do so until we raise the maximum of $100,000,000.

ITEM 10. EXECUTIVE COMPENSATION.

Our Manager is entitled to receive compensation fees for servicing the policies and monitoring the insureds on behalf of the Fund equal to 5% of the gross proceeds of the Offering.

In addition, AmeriFirst Inc. and John Tooke entered into an employment agreement dated as of January 1, 2005 ("Employment Agreement"), whereby Mr. Tooke is employed as Chief Executive Officer of the Company for a period of two years, subject to automatic one-year renewal terms. Pursuant to the Employment Agreement, Mr. Tooke receives a bas salary of $12,500 per month (effective as of July 1, 2004), which will not be reimbursed from proceeds of the Offering, and is also entitled to an annual bonus equal to 5% of the net operating income of AmeriFirst, not to exceed $250,000 per year. Mr. Tooke has also agreed not to compete with AmeriFirst during the term of, and for a period of twenty-four months following termination of, the Employment Agreement. In addition, Mr. Tooke is employed by our Underwriter under a three-year employment agreement ending on July 31, 2005, pursuant to which he has agreed not to compete with our Underwriter or its affiliates for a two-year period following termination of employment.

No other compensation will be paid to our Manager or John Tooke in connection with the Fund.

Neither our Manager nor its affiliates has received any compensation during our fiscal year ended December 31, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of April 8, 2005, no person or entity beneficially owns more than 5% of the ownership interest in the Fund. Our Manager made a $10 contribution to the Fund, but owns no interest in the Fund. The Fund will be entirely owned by investors. In addition, Florida law requires that there be one member in connection with the formation of the Fund as a Florida limited liability company and therefore, John Tooke was named as a member of the Fund. However, Mr. Tooke does not own any interest in the Fund and he is not entitled or subject to the rights and obligations of the investors as members of the Fund as provided in the Operating Agreement, including, but not limited to, the right to receive distributions or voting rights. AmeriFirst Financial Services is the manager of the Fund.

All of the capital stock of our Manager, Provider and Underwriter is beneficially owned by AmeriFirst. The following table sets forth the persons known to be the beneficial owners of more than 5% of the issued and outstanding common stock of AmeriFirst as of April 8, 2005.

                                              Percentage of
                             Class A Common   Class A Common   Class B Common   Percentage of   Total Common     Percentage
                             Stock            Stock            Stock            Class B Stock   Stock            of Total Common
                             Beneficially     Beneficially     Beneficially     Beneficially    Beneficially     Stock Beneficially
Name and Address             Owned            Owned *          Owned            Owned *         Owned            Owned*
----------------             --------------   --------------   --------------   -------------   ------------     ------------------
John Tooke
AmeriFirst Financial
Services, Inc.
2015-A Osborne Rd.
St. Marys, GA 31558          900              50%              0                0               900              45%

Irving Strickstein
2267 Shankin Drive
Walled Lake, MI 48390        360              20%              90               45%             450 (1)          22.5%

Denise Mugerdichian
Lachman
4460 Dow Ridge
Orchard Lake, MI 48324       360              20%              90               45%             450 (2)          22.5%

O. Lee Tawes III
125 Davids Hill Road
Bedford Hills, NY 10507      180              10%              20               10%             200              10%

----------
* Based on 1,800 shares of Class A voting common stock and 200 shares of Class B non-voting common stock issued and outstanding as of April 8, 2005.

(1) From these 450 shares beneficially owned by Irving Strickstein, (a) 108 shares of Class A common stock are held in the Irving Y. Strickstein Revocable Living Trust dated U/T/A dated September 13, 1984, for which Mr. Strickstein is the Trustee and has sole voting power, (b) 27 shares of Class B non voting common stock are held in the Irving Y. Strickstein Revocable Living Trust dated U/T/A dated September 13, 1984 and (c) 252 shares of Class A voting common stock and 63 shares of Class B non voting common stock are held in the name of his four adult children; Mr. Strickstein has voting power as to all 360 shares of Class A voting common stock pursuant to a Shareholders' Agreement dated October 27, 2003 by and among Irving Y. Strickstein, Trustee of the Irving Y. Strickstein Revocable Living Trust dated U/T/A dated September 13, 1984, as amended, Robert C. Strickstein, Susan J. Sadley, Scott D. Strickstein and Tara
N. Strickstein.

(2) These 450 shares are registered in the name of Dow Ridge Associates, LLC, of which Ms. Lachman is the principle.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Certain relationships exist among the Fund, our Manager, our Provider and our Underwriter, and the officers, directors and other affiliates of our Manager, Provider and Underwriter, which may result in various conflicts of interest. See "Item 1. Description of Business--Conflicts of Interest."

Although each of our Manager, Provider and Underwriter will have their own independent employees, John Tooke is the sole director of our Underwriter, and is also one of two directors of our Manager, neither of which is independent. Only the parent company, AmeriFirst, has independent directors serving on its board of directors. In January 2005, Mr. Tooke resigned as director of the Provider.

AmeriFirst, Inc. is a Delaware holding company incorporated on August 19, 2002, 45% of whose capital stock is owned by John Tooke, 22.5% is owned by Irving Strickstein, 22.5% is beneficially owned by Denise Mugerdichian Lachman and 10% is owned by O. Lee Tawes III. AmeriFirst owns all of the capital stock of our Manager, Provider and Underwriter.

On November 1, 2002, John G. Tooke loaned to AmeriFirst $250,000, as evidenced by a loan agreement and promissory note (the "2002 Tooke Loan"). In consideration of the 2002 Tooke

Loan, John Tooke received 1000 shares (50%) of the common stock of AmeriFirst and a proportionate equity interest in any affiliates or subsidiaries of AmeriFirst, but not the net operating income of the Fund.

On November 1, 2002, Irving Strickstein, through his corporation, I.Y.S. III, LLC ("IYS") loaned to AmeriFirst $500,000, as evidenced by a loan agreement and promissory note (the "2002 Strickstein Loan"). In consideration of the 2002 Strickstein Loan, I.Y.S. received 500 shares (25%) of the common stock of AmeriFirst and a proportionate equity interest in any affiliates or subsidiaries of AmeriFirst, but not the net operating income of the Fund. The 2002 Strickstein Loan was amended and restated pursuant to the recapitalization of AmeriFirst as described in further detail below.

On November 1, 2002, Denise Mugerdichian Lachman, through her corporation Dow Ridge Associates, LLC ("Dow Ridge"), loaned to AmeriFirst $500,000, as evidenced by a loan agreement and promissory note (the "2002 Lachman Loan"). In consideration of the 2002 Lachman Loan, Lachman received 500 shares (25%) of the common stock of AmeriFirst and a proportionate equity interest in any affiliates or subsidiaries of AmeriFirst, but not the net operating income of the Fund. The 2002 Lachman Loan was amended and restated pursuant to the recapitalization of AmeriFirst as described in further detail below.

On February 13, 2003, as restated on December 23, 2003, AmeriFirst entered into the Expense Agreement with the Fund whereby AmeriFirst agreed to forgive approximately $218,100 of expenses, which were incurred on the Fund's behalf. In addition, AmeriFirst agreed that the Fund would not have to repay any additional offering expenses paid by AmeriFirst, as well as expenses incurred for subsequent filings of the Fund with the SEC.

Pursuant to a Shareholders' Agreement dated October 27, 2003 by and among Irving
Y. Strickstein ("Mr. Strickstein"), Trustee of Irving Y. Strickstein Revocable Living Trust U/T/A dated September 13, 1984, Robert C. Strickstein, Susan J. Sadley, Scott D. Strickstein and Tara N. Strickstein, Mr. Strickstein distributed shares of Class A voting common stock and shares of Class B non-voting common stock of AmeriFirst beneficially owned by him as follows: (i) 90 (5%) shares of Class A voting common stock and 22.5 (11.25%) shares of Class B common stock to Robert C. Strickstein; (ii) 90 (5%) shares of Class A voting common stock and 22.5 (11.25%) shares of Class B common stock to Susan J. Sadley Revocable Trust U/A/D 02/17/04, (iii) 36 (2%) shares of Class A voting common stock and 9 (4.5%) shares of Class B common stock to Scott D. Strickstein; (iv) 36 (2%) shares of Class A voting common stock and 9 (4.5%) shares of Class B common stock to Tara N. Strickstein, and (v) 108 (6%) shares of Class A voting common stock and 27 (13.5%) shares of Class B common stock to the Irving Y. Strickstein Revocable Living Trust U/T/A dated September 13, 1984 (collectively, "Strickstein"). Mr. Strickstein retained the voting rights to all Class A voting common stock distributed pursuant to this agreement.

John Tooke, Strickstein, Denise Mugerdichian Lachman and O. Lee Tawes entered into a Recapitalization Agreement dated as of December 31, 2004 with AmeriFirst, Inc. whereby John Tooke, Strickstein and Denise Mugerdichian Lachman each agreed to reduce their existing equity interest in AmeriFirst to provide equity incentive to O. Lee Tawes in exchange for new financing for AmeriFirst. In connection with the recapitalization, (i) all issued and outstanding shares of capital stock of AmeriFirst were surrendered to the Company and cancelled (ii) the issuance of Class B common stock was authorized, (iii) new shares of Class A voting common stock and Class B non-voting common stock were issued, as discussed in further detail below (Also, see Item 11--Security Ownership of Certain Beneficial Owners and Management),
(iv) AmeriFirst obtained additional financing from O. Lee Tawes as discussed in further detail below and (v) the 2002 Strickstein Loan and the 2002 Lachman Loan were amended and restated, effective December 31, 2004, as discussed in further detail below, and (v) an amended and restated stockholder's agreement was entered into by the stockholders of AmeriFirst.

In connection with the recapitalization of AmeriFirst, John Tooke was issued 900 (50%) shares of Class A voting common stock of AmeriFirst.

In connection with the recapitalization of AmeriFirst, O. Lee Tawes loaned to AmeriFirst $600,000 as evidenced by a loan agreement dated July 9, 2004 (the "Tawes Loan"). In consideration of the Tawes Loan, AmeriFirst issued to Mr. Tawes 180 (10%) shares of its Class A voting common stock and 20 (10%) shares of its Class B common stock for an aggregate purchase price of $200.00. The Class A and Class B common shares issued to O. Lee Tawes are registered in the name of "O. Lee Tawes III." The Tawes Loan is subordinate to the Operational Loans (as defined below).

On December 31, 2004, the 2002 Strickstein Loan was amended and restated to provide for a loan to AmeriFirst in the aggregate principal amount $1,635,000, as evidenced by an Amended and Restated Consolidated Promissory Note (the "Strickstein Loan"). In addition, on December 31, 2004, AmeriFirst executed and delivered to IYS a promissory note in the principal amount of $150,000, in renewal of loans in the amounts of (i) $50,000 made by IYS to AmeriFirst on June 10, 2004, and (ii) $100,000 made by IYS to AmeriFirst on December 30, 2004 (the "2004 IYS Loan") with a maturity date of July 1, 2006 as evidenced by an Amended and Restated Consolidated Promissory Note. Also on December 31, 2004, AmeriFirst executed and delivered to IYS an Amended and Restated Consolidated Promissory
Note in the principal amount of $705,000 evidencing its obligations under a certain Loan Agreement and Note dated October 28, 2002 (the "Infinity Loan"). In consideration of the Strickstein Loan, the 2004 IYS Loan and the Infinity Loan, AmeriFirst issued to Mr. Strickstein 360 (20%) shares of its Class A voting common stock and 90 (45%) shares of its Class B non-voting common stock. The 2004 IYS loan shall be paid first with priority over all Operational Loans (as defined below). The Infinity Loan shall be paid subordinate to the 2004 IYS loan. The Strickstein Loan shall be paid subordinate to all Operational Loans. Mr. Strickstein has also extended to AmeriFirst a line of credit in the principal amount of $775,000 ("Strickstein Line of Credit")

On December 31, 2004, the 2002 Lachman Loan was amended and restated to provide for a loan to AmeriFirst in the aggregate principal amount $675,000, as evidenced by an Amended and Restated Consolidated Promissory Note (the "Lachman Loan"). In consideration of the Lachman Loan, AmeriFirst issued to Denise Mugerdichian Lachman 360 (20%) shares of its Class A voting common stock and 90 (45%) shares of its Class B common stock. The Lachman Loan shall be paid as follows (i) $125,000 shall be paid fourth in the priority of payment of

Operational Loans (as defined below), (ii) $200,000 shall be paid sixth in the priority of payment of Operational Loans, and (iii) $350,000 shall be subordinate to the Operational Loans.

The payment of principal and interest of the 2002 Tooke Loan, the Tawes Loan, the Strickstein Loan, the 2004 IYS Loan, the Infinity Loan, the Lachman Loan and the Strickstein Line of Credit (collectively, the "Notes") bear interest at 1% over the prime rate charged by Comerica Bank.

AmeriFirst will apply 100% of its NOI (as defined below), less three (3) months of working capital to the repayment of the:*

      1.    2004 IYS Loan

      2.    Infinity Loan.

      3.    2002 Tooke Loan

      4.    Lachman Loan in the amount of $125,000

      5.    Strickstein Loan in the amount of $125,000

      6.    Lachman Loan in the amount of $200,000

* NOI means an amount equal to the net operating income of AmeriFirst, determined in accordance with regulatory accounting principles, as applicable.

Following the total repayment of items 1-6 above, known as "Operational Loans", 50% of the NOI will be used to pay the following "Non-Operational Loans" (repayment priority is at the discretion of IYS) as follows:

      1.    Strickstein Loan in the amount of $1,635,000.

      2.    Strickstein Line of Credit.

      3.    Lachman Loan in the amount of $350,000.

ITEM 13. EXHIBITS.

Exhibit No.       Description
-----------       -----------

3.1 Articles of Organization. (Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to Registrant's Registration Statement on Form S-1, filed on January 15, 2003)

4.1 Operating Agreement of AmeriFirst Fund I, LLC, dated as of May 13, 2003. (Incorporated by reference to Exhibit B to Amendment No. 9 to Registrant's Registration Statement on Form S-1, filed on May 13, 2003)

10.1 Subscription Escrow Agreement by and among AmeriFirst Fund I, LLC, AmeriFirst Capital Corp. and SouthTrust Bank. (Incorporated by reference to Exhibit 10.1 to Amendment No. 2 to Registrant's Registration Statement on Form S-1, filed on January 15, 2003)

10.2 Employment Agreement between AmeriFirst Capital Corp. and John Tooke. (Incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement on Form S-1, filed on August 23, 2002)

10.3 Form of Life Settlement Contract. (Incorporated by reference to Exhibit 10.3 to Amendment No. 2 to Registrant's Registration Statement on Form S-1, filed on January 15, 2003)

10.4 Sublease Agreement effective September 4, 2002 by and between Life Settlements Service Corp. and AmeriFirst Capital Corp. (Incorporated by reference to Exhibit 10.4 to Amendment No. 2 to Registrant's Registration Statement on Form S-1, filed on January 15, 2003)

10.5 Letter Agreement between AmeriFirst Fund I, LLC and AmeriFirst Funding Group, Inc. dated December 26, 2002. (Incorporated by reference to Exhibit 10.6 to Amendment No. 2 to Registrant's Registration Statement on Form S-1, filed on January 15, 2003)

10.6 Consulting Agreement between AmeriFirst Financial Services, Inc. and 21st Services, dated as of November 1, 2002. (Incorporated by reference to Exhibit 10.7 to Amendment No. 3 to Registrant's Registration Statement on Form S-1, filed on February 20, 2003)

10.7 Consulting Agreement between AmeriFirst Financial Services, Inc. and Fasano Associates, Inc., dated as of November 1, 2002. (Incorporated by reference to Exhibit 10.8 to Amendment No. 3 to Registrant's Registration Statement on Form S-1, filed on February 20, 2003)

10.8 Consulting Agreement between AmeriFirst Financial Services, Inc. and Systems for Advanced Risk Analysis, L.P., dated as of November 1, 2002. (Incorporated by reference to Exhibit 10.9 to Amendment No. 3 to Registrant's Registration Statement on Form S-1, filed on February 20, 2003)

10.9 Consulting Agreement between AmeriFirst Financial Services, Inc. and American Viatical Services, dated February 12, 2003. (Incorporated by reference to Exhibit 10.10 to Amendment No. 3 to Registrant's Registration Statement on Form S-1, filed on February 20, 2003.)

10.10 Servicing Agreement dated May 14, 2003 by and between AmeriFirst Financial Services, Inc. and 21st Holdings, LLC. (Incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 1 to Registrant's Registration Statement on Form S-1, filed on May 15, 2003)

10.11 Amendment No. 1 dated as of December 23, 2003, to Subscription Escrow Agreement by and among AmeriFirst Fund I, LLC, AmeriFirst Capital Corp. and

                  SouthTrust Bank. (Incorporated by reference to Exhibit 10.11 to Registrant's annual report on Form 10-KSB for its fiscal year ended December 31, 2003)

10.12 Restated Expense Agreement dated as of December 23, 2003 by and between AmeriFirst Fund I, LLC and AmeriFirst, Inc. (Incorporated by reference to Exhibit 10.12 to Registrant's Form 10-KSB for its fiscal year ended December 31, 2003)

10.13 Loan Agreement ($250,000) dated as of November 1, 2002 by and between AmeriFirst, Inc. and John Tooke. (Filed Herewith)

10.14 Promissory Note ($250,000) dated November 1, 2002 by AmeriFirst, Inc. in favor of John Tooke. (Filed Herewith)

10.15 Recapitalization Agreement dated as of December 31, 2004 by and among John G. Tooke; Irving Y. Strickstein, as Trustee of the Irving Strickstein Revocable Living Trust U/T/A dated 9/13/84, Robert C. Strickstein, Susan J. Sadley Revocable Trust U/A/D 2/17/04, Scott D. Strickstein and Tara N. Strickstein; Denise Mugerdichian Lachman, O. Lee Tawes III and AmeriFirst, Inc. (Filed Herewith)

10.16 Loan Agreement ($600,000) dated as of July 9, 2004 by and between AmeriFirst, Inc. and Lee Tawes. (Filed Herewith)

10.17 Promissory Note ($600,000) dated July 9, 2004 by AmeriFirst, Inc. in favor of Lee Tawes. (Filed Herewith)

10.18 Amended and Restated Consolidated Promissory Note ($1,635,000) dated December 31, 2004 by AmeriFirst, Inc. in favor of Irving Strickstein Revocable Living Trust. (Filed Herewith)

10.19 Amended and Restated Consolidated Promissory Note ($150,000) dated December 31, 2004 by AmeriFirst, Inc. in favor of Irving Strickstein Revocable Living Trust. (Filed Herewith)

10.20 Amended and Restated Consolidated Promissory Note ($705,000) dated December 31, 2004 by AmeriFirst, Inc. in favor of Irving Strickstein Revocable Living Trust (amends and restates that certain October 28, 2002 Loan Agreement and Note). (Filed Herewith)

10.21 Amended and Restated Consolidated Promissory Note ($675,000) dated December 31, 2004 by AmeriFirst, Inc. in favor of Denise
                  M. Lachman. (Filed Herewith)

10.22 Amended and Restated Stockholders' Agreement dated as of December 31, 2004 by and among AmeriFirst, Inc. and the undersigned shareholders.

10.23 Employment Agreement dated as of January 1, 2005 by and between AmeriFirst, Inc. and John G. Tooke. (Filed Herewith)

31.1 Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a). (Filed Herewith)

32.1 Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350. (Filed Herewith)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed by our independent accountants for each of our last two fiscal years for the categories of services indicated.

                                                   Year Ended December 31,
Category                                            2004            2003
--------------------------------------------------------------------------------
Audit fees (1)                                    $21,250         $24,849
--------------------------------------------------------------------------------
Audit-related fees (2)                            $    --         $ 5,078
--------------------------------------------------------------------------------
Tax fees (3)                                      $    --         $   617
--------------------------------------------------------------------------------
All other fees (4)                                $    --         $ 3,641

1) Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2) Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in "audit fees" in this table. The services provided by our accountants within this category consisted of advice relating to SEC matters.

(3) Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

(4) Consists of assistance and issuance of consent in connection with S-1 and Post Effective Amendments.

                             AMERIFIRST FUND I, LLC
                         (A Development Stage Company)

                                    CONTENTS
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     F-1

FINANCIAL STATEMENTS

   Balance Sheets as of December 31, 2004 and 2003                          F-2

   Statements of Operations and Member's (Deficiency) Equity                F-3
        For the Three Months Ended December 31, 2002 (Unaudited), for the Three Months ended December 31, 2003 transition period
        (Audited), the Years Ended December 31, 2004 (Audited),
        September 30, 2003 (Audited) and Cumulative from April 22,
        2002 (inception) through December 31, 2004 (Audited)

   Statements of Cash Flows                                                 F-4
        For the Three Months Ended December 31, 2002 (Unaudited), for the Three Months ended December 31, 2003 transition period
        (Audited), the Years Ended December 31, 2004 (Audited),
        September 20, 2003 (Audited) and Cumulative from April 22,
        2002 (inception) through December 31, 2004 (Audited)

NOTES TO FINANCIAL STATEMENTS                                               F-5

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
AmeriFirst Fund I, LLC

We have audited the accompanying balance sheets of AmeriFirst Fund I LLC (a development stage company) (the "Company") as of December 31, 2004 and 2003, and the related statements of operations, member's (deficiency) equity, and cash flows for the year end December 31, 2004 and the three month period ended December 31, 2003, and for the year ended September 30, 2003, and the period April 22, 2002 (Inception) through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003 and the related statements of operations, member's (deficiency) equity, and cash flows for the year end December 31, 2004 and the three month period ended December 31, 2003, and for the year ended September 30, 2003, and the period April 22, 2002 (Inception) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum & Kliegman LLP

Marcum & Kliegman LLP
New York, NY
April 5, 2005

                             AMERIFIRST FUND I, LLC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                           December 31, 2004 and 2003

--------------------------------------------------------------------------------

                                                             2004         2003
                                                           --------     --------

Cash                                                       $    254     $     --
Deferred offering costs                                          --     $326,509
                                                           --------     --------
            TOTAL ASSETS                                   $    254     $326,509
                                                           ========     ========

                  LIABILITIES AND MEMBER'S (DEFICIENCY) EQUITY

Accrued expenses                                           $ 43,509     $ 11,075
                                                           --------     --------

            TOTAL LIABILITIES                              $ 43,509     $ 11,075
                                                           ========     ========

COMMITMENTS AND CONTINGENCIES

MEMBER'S (DEFICIENCY) EQUITY ACCUMULATED
  (DEFICIT) DURING THE DEVELOPMENT STAGE                   $(43,253)    $315,434
                                                           --------     --------

TOTAL LIABILITIES AND MEMBER'S (DEFICIENCY) EQUITY         $    254     $326,509
                                                           ========     ========

The accompanying notes are an integral part of these financial statements.

                             AMERIFIRST FUND I, LLC
                          (A Development Stage Company)

            STATEMENTS OF OPERATIONS AND MEMBER'S (DEFICIENCY) EQUITY

--------------------------------------------------------------------------------

                                 Three Months Ended   Three Months Ended                           Year Ended      Cumulative from
                                    December 31,       December 31, 2003       Year Ended        September 30,      April 22, 2002
                                        2002           Transition Period    December 31, 2004         2003           (Inception)
                                    (Unaudited)            (Audited)            (Audited)          (Audited)          (Audited)
                                    -----------            ---------            ---------          ---------          ---------
REVENUES FROM POLICIES
HELD IN TRUST                        $      --             $      --             $      --         $      --           $      --

EXPENSES                             $      --             $  32,485             $  91,703         $  57,767           $ 216,337

IMPAIRMENT CHARGE                    $      --             $      --             $ 342,661         $      --           $ 342,661
                                     ---------             ---------             ---------         ---------           ---------
Net Loss                             $      --             $ (32,485)            $(434,364)        $ (57,767)          $(558,998)

MEMBER'S (DEFICIENCY)
EQUITY - Beginning                   $ (34,382)            $ 313,350             $ 315,434         $ (34,382)          $      --

Contributions of Capital             $      --             $  34,569             $  75,675         $ 405,499           $ 515,743
                                     ---------             ---------             ---------         ---------           ---------

MEMBER'S (DEFICIENCY)
EQUITY - Ending                      $ (34,382)            $ 315,434             $ (43,255)        $ 313,350           $ (42,255)
                                     =========             =========             =========         =========           =========

The accompanying notes are an integral part of these financial statements.

                             AMERIFIRST FUND I, LLC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                        Three Months
                                                       Ended December                          Year Ended        Cumulative from
                                Three Months Ended        31, 2003          Year Ended        September 30,       April 22, 2002
                                December 31, 2002    Transition Period   December 31, 2004        2003             (Inception)
                                   (Unaudited)            (Audited)          (Audited)         (Audited)            (Audited)
                                   -----------            ---------          ---------         ---------            ---------
CASH FLOWS FROM
OPERATING ACTIVITIES
    Net Loss                        $      --             $ (32,485)         $(434,364)        $ (57,767)           $(558,998)
    Changes in operating assets
      and liabilities:
    Accrued Expenses                $ 183,718             $  (2,084)         $  32,434         $  13,159            $  43,509
    Impairment Charge               $      --             $      --          $ 342,661         $      --            $ 342,661
                                    ---------             ---------          ---------         ---------            ---------

NET CASH FROM
OPERATING ACTIVITIES                $ 183,718             $ (34,569)         $ (59,269)        $ (44,608)           $(172,828)

CASH FLOWS FROM
INVESTING ACTIVITIES                $      --             $      --          $      --         $      --            $      --
                                    ---------             ---------          ---------         ---------            ---------

CASH FLOWS FROM
FINANCING ACTIVITIES
    Contributions of Capital        $      --             $  34,569          $  75,675         $ 187,399            $ 515,743
    Advance from Related Party      $      --             $      --          $      --         $      --            $      --
    Deferred Offering Costs         $(183,718)            $      --          $ (16,152)        $(142,791)           $(342,661)

NET CASH PROVIDED FROM
FINANCING ACTIVITIES                $(183,718)            $  34,569          $  59,523         $  44,608            $ 173,082
                                    ---------             ---------          ---------         ---------            ---------

NET INCREASE IN CASH                $      --             $      --                254         $      --            $     254

CASH - Beginning                    $      --             $      --          $      --         $      --            $      --

CASH - Ending                       $      --             $      --                254         $      --            $     254
                                    =========             =========          =========         =========            =========

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

                             AMERIFIRST FUND I, LLC
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - Formation, Nature of Business, and Management Plans

AmeriFirst Fund I, LLC (the "Fund") was organized on April 22, 2002 to offer units in a securitized pool of life insurance policies. The Fund will provide living benefits to medically impaired persons of all ages and senior citizens, age 65 and older with life expectancies based solely on actuarial tables in exchange for ownership of their life insurance policies. A life settlement is the payment of cash in return for an assignment of ownership or beneficial interest in, and the right to receive the face value of a life insurance policy. The Fund will purchase life insurance policies from AmeriFirst Funding Group, Inc. (the "Provider"), a related party. The Provider will assign and/or transfer beneficial interest to the Fund.

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

Deferred Offering Costs

Deferred offering costs in the amount of $342,661 include incremental costs directly attributable to the public offering discussed in Note 3. At December 31, 2004, the Fund determined that these costs had no future benefit. Accordingly, the Fund wrote off the deferred financing costs, which is shown as an impairment on the statement of operations.

Revenue Recognition for Investment in Insurance Policies

The Company recognizes revenue on its investment in life insurance policies in accordance with the Financial Accounting Standards Board Technical Bulletin 85-4 "Accounting for Purchases of Life Insurance" ("FTB No. 85-4"). At the acquisition date of a policy the difference between the cost of the policy (including all related acquisition cost) and the policy's cash surrender value will be expensed. Premiums on such policies will be charged to expense as incurred. Revenue will be recognized upon an increase in the policies' cash surrender value. When a policy's benefit becomes payable, the Company will recognize revenue for the difference between the benefit to be received and cash surrender value. At December 31, 2004 and 2003, the Fund held no investments in life insurance policies.

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

In January 2003, FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not provide sufficient financial resources for the entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. However, on October 8, 2003, FASB deferred the latest date by which all public entities must apply FIN 46 to the first reporting period ended after December 15, 2004. The adoption of FIN 46 did not have a material effect on the Fund's financial statements.

NOTE 3 - Going Concern

The Fund has not commenced principal operations as of April 8, 2005. The Fund will be offering and selling to the public a minimum of 2,500 units and up to a maximum of 100,000 units at $1,000 per unit, with an initial minimum investment of 100 units (the "Offering"). The units are being distributed on a "best efforts" basis by AmeriFirst Capital Corp., an affiliate of the Manager and Provider. The proceeds of this offering will be held in escrow with a Bank until the $2,500,000 minimum amount is received. If the minimum amount is not received by October 17, 2005, unless extended for an additional six months until April 17, 2006, then all subscription amounts (including interest), will be returned to all subscribers. The Fund has not raised any monies from this Offering. These factors raise substantial doubt as to the Fund's ability to continue as a going concern. The ability of the Fund to continue as a going concern is dependent upon the success of the Fund to raise the $2,500,000 minimum subscription needed within the specified time pursuant to the Fund's operating agreement. The financial statements do not include any disclosures that might be necessary should the Fund be unable to continue as a going concern.

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

AmeriFirst, through its wholly owned subsidiary, AmeriFirst Capital Corp. (the Underwriter"), will act as the primary underwriter of the Offering (See Note 3).

John Tooke is the Chief Executive Officer and controlling shareholder of our Manager, Provider and Underwriter and may be deemed to be a founder and /or promoter of the Fund.

(B) On February 13, 2003, the Fund and AmeriFirst entered into an expense agreement, as restated on December 23, 2003 (the "Agreement"). Such Agreement provides that the Fund is not required to repay amounts due to AmeriFirst arising from organizational and offering expenses incurred on its behalf by AmeriFirst, or for services rendered by AmeriFirst to the Fund through the date of the Agreement. In addition, AmeriFirst will not charge the Fund for organizational and offering expenses incurred on its behalf by AmeriFirst for services rendered to the Fund subsequent to February 13, 2003.The Fund recorded the cumulative effect of this Agreement as a contribution to capital in the amount of $515,743 through December 31, 2004. Subsequent to December 31, 2004 the Fund received $75,675 of contributions from AmeriFirst for organizational and offering expenses and deferred financing costs incurred by the Fund. The Fund recorded the monies received as contributed capital.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2005                   AMERIFIRST FUND I, LLC

                                        By: AmeriFirst Financial Services, Inc.,
                                        Manager

                                        /s/ John Tooke
                                        ----------------------------------------
                                        John Tooke
                                        Chief Executive Officer
                                        (Principal Executive Officer and
                                        Principal Financial Officer)

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Tooke             Chief Executive Officer,               April 14, 2005
------------------------   Chief Financial Officer
John Tooke                 (Principal Executive Officer
                           and Principal Financial Officer)
                           and Director of Manager

/s/ Brittany Ellis         President, Secretary and Director      April 14, 2005
------------------------   of Manager
Brittany M. Ellis

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------

3.1 Articles of Organization. (Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to Registrant's Registration Statement on Form S-1, filed on January 15, 2003)

4.1 Operating Agreement of AmeriFirst Fund I, LLC, dated as of May 13, 2003. (Incorporated by reference to Exhibit B to Amendment No. 9 to Registrant's Registration Statement on Form S-1, filed on May 13, 2003)

10.1 Subscription Escrow Agreement by and among AmeriFirst Fund I, LLC, AmeriFirst Capital Corp. and SouthTrust Bank. (Incorporated by reference to Exhibit 10.1 to Amendment No. 2 to Registrant's Registration Statement on Form S-1, filed on January 15, 2003)

10.2 Employment Agreement between AmeriFirst Capital Corp. and John Tooke. (Incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement on Form S-1, filed on August 23, 2002)

10.3 Form of Life Settlement Contract. (Incorporated by reference to Exhibit 10.3 to Amendment No. 2 to Registrant's Registration Statement on Form S-1, filed on January 15, 2003)

10.4 Sublease Agreement effective September 4, 2002 by and between Life Settlements Service Corp. and AmeriFirst Capital Corp. (Incorporated by reference to Exhibit 10.4 to Amendment No. 2 to Registrant's Registration Statement on Form S-1, filed on January 15, 2003)

10.5 Letter Agreement between AmeriFirst Fund I, LLC and AmeriFirst Funding Group, Inc. dated December 26, 2002. (Incorporated by reference to Exhibit 10.6 to Amendment No. 2 to Registrant's Registration Statement on Form S-1, filed on January 15, 2003)

10.6 Consulting Agreement between AmeriFirst Financial Services, Inc. and 21st Services, dated as of November 1, 2002. (Incorporated by reference to Exhibit 10.7 to Amendment No. 3 to Registrant's Registration Statement on Form S-1, filed on February 20, 2003)

10.7 Consulting Agreement between AmeriFirst Financial Services, Inc. and Fasano Associates, Inc., dated as of November 1, 2002. (Incorporated by reference to Exhibit 10.8 to Amendment No. 3 to Registrant's Registration Statement on Form S-1, filed on February 20, 2003)

10.8 Consulting Agreement between AmeriFirst Financial Services, Inc. and Systems for Advanced Risk Analysis, L.P., dated as of November 1, 2002. (Incorporated by reference to Exhibit 10.9 to Amendment No. 3 to Registrant's Registration Statement on Form S-1, filed on February 20, 2003)

10.9 Consulting Agreement between AmeriFirst Financial Services, Inc. and American Viatical Services, dated February 12, 2003. (Incorporated by reference to Exhibit 10.10 to Amendment No. 3 to Registrant's Registration Statement on Form S-1, filed on February 20, 2003.)

10.10 Servicing Agreement dated May 14, 2003 by and between AmeriFirst Financial Services, Inc. and 21st Holdings, LLC. (Incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 1 to Registrant's Registration Statement on Form S-1, filed on May 15, 2003)

10.11 Amendment No. 1 dated as of December 23, 2003, to Subscription Escrow Agreement by and among AmeriFirst Fund I, LLC, AmeriFirst Capital Corp. and SouthTrust Bank. (Incorporated by reference to Exhibit 10.11 to Registrant's annual report on Form 10-KSB for its fiscal year ended December 31, 2003)

10.12 Restated Expense Agreement dated as of December 23, 2003 by and between AmeriFirst Fund I, LLC and AmeriFirst, Inc. (Incorporated by reference to Exhibit 10.12 to Registrant's Form 10-KSB for its fiscal year ended December 31, 2003)

31.1 Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a). (Filed Herewith)

32.1 Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350. (Filed Herewith)