Form 10QSB
period 2005-06-30
AMERIFIRST FUND I LLC
filed 2005-08-15
CIK 1178570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: June 30, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____ to _____.

                       Commission file number: 333-98651*

                              Capital Benefits, LLC
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

                             AmeriFirst Fund I, LLC
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were no units of membership interest of the registrant outstanding as of August 12, 2005.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

*(Registration Statement on Form S-1 was first declared effective on May 14, 2003, as amended by Post Effective Amendment No. 4, which was declared effective on May 4, 2004)

                              CAPITAL BENEFITS, LLC
                        Formerly, AmeriFirst Fund I, LLC
                          (A Development Stage Company)

                                TABLE OF CONTENTS

                                                                                              Page
                                                                                              ----
PART I.    FINANCIAL INFORMATION

Item 1.         Financial Statements
                  Condensed Balance Sheet as of June 30, 2005 (Unaudited)                       1

                  Condensed Statements of Operations and Member's (Deficiency) Equity
                  (Unaudited) for the Three and Six Months Ended June 30, 2005 and 2004 and     2
                  Cumulative from April 22, 2002 (Inception) through June 30, 2005

                  Condensed Statements of Cash Flows (Unaudited) for the Six Months Ended
                  June 30, 2005 and 2004 and Cumulative from April 22, 2002 (Inception)
                  through June 30, 2005                                                         3

                  Notes to Condensed Financial Statements (Unaudited)                           4

Item 2.         Management's Discussion and Analysis or Plan of Operation                       6

Item 3.         Controls and Procedures                                                         8

PART II.   OTHER INFORMATION
Item 2.         Changes in Securities and Use of Proceeds                                       8

Item 6.         Exhibits                                                                        9

Signatures                                                                                     10

Exhibits

31 Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32 Certification of principal executive officer and principal financial officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

                              CAPITAL BENEFITS, LLC
                         Formerly AmeriFirst Fund I, LLC
                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET
                            June 30, 2005 (Unaudited)

--------------------------------------------------------------------------------

                                     ASSETS

Cash                                                                   $    203
                                                                       --------

            TOTAL ASSETS                                               $    203
                                                                       ========

                       LIABILITIES AND MEMBER'S DEFICIENCY

Accrued expenses                                                       $ 46,334
                                                                       --------

COMMITMENTS AND CONTINGENCIES

Member's Deficiency
Deficit Accumulated During the Development Stage                        (46,131)
                                                                       --------

TOTAL LIABILITIES AND MEMBER'S DEFICIENCY
                                                                       $    203
                                                                       ========

                  See notes to condensed financial statements.

                              CAPITAL BENEFITS, LLC
                         Formerly AmeriFirst Fund I, LLC
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                        AND MEMBER'S (DEFICIENCY) EQUITY
                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------
                                                                                                          Cumulative
                                                                                                        from April 22,
                                                                                                             2002
                                             Three Months   Three Months   Six Months      Six Months    (Inception)
                                                Ended           Ended         Ended          Ended         through
                                               June 30,       June 30,       June 30,       June 30,       June 30,
                                                 2005           2004           2005           2004          2005
                                                 ----           ----           ----           ----          ----
Revenues from Policies Held in Trust          $      --      $      --      $      --      $      --      $      --

Expenses                                         52,942         23,793         52,044         59,331        268,382
Impairment Charge                                    --             --             --             --        342,661
                                              ---------      ---------      ---------      ---------      ---------

NET LOSS                                        (52,942)       (23,793)       (52,044)       (59,331)      (611,043)

MEMBER'S (DEFICIENCY) EQUITY
- Beginning                                     (15,413)       295,022        (43,256)       315,434             --

Contributions of Capital                         22,224         25,049         49,169         40,175        564,912
                                              ---------      ---------      ---------      ---------      ---------

MEMBER'S (DEFICIENCY) EQUITY
- Ending                                      $ (46,131)     $ 296,278      $ (46,131)     $ 296,278      $ (46,131)
                                              =========      =========      =========      =========      =========

                  See notes to condensed financial statements.

                              CAPITAL BENEFITS, LLC
                         Formerly AmeriFirst Fund I, LLC
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------
                                                                                      Cumulative
                                                    Six Months      Six Months   from April 22, 2002
                                                      Ended           Ended      (Inception) through
                                                  June 30, 2005   June 30, 2004     June 30, 2005
                                                  -------------   -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                        $ (52,044)     $ (59,331)        $(611,043)
     Changes in operating asset and liabilities:
     Accrued Expenses                                    2,825         33,697            46,334
                                                     ---------      ---------         ---------

 NET CASH USED IN OPERATING
 ACTIVITIES                                            (49,219)       (25,634)         (564,709)
                                                     ---------      ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Contributions of Capital                           49,168         42,260           564,912
     Deferred offering costs                                --        (16,152)               --
                                                     ---------      ---------         ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                        49,168         26,108           564,912

NET (DECREASE) INCREASE IN CASH
                                                           (51)           474               203

CASH - Beginning                                           254             --                --
                                                     ---------      ---------         ---------

CASH - Ending                                        $     203      $     474         $     203
                                                     =========      =========         =========

Non Cash Investing and Financing Activities

On February 13, 2003 the Fund converted $218,100 due to a related party to contributed capital pursuant to an expense agreement (See Note 2).

                  See notes to condensed financial statements.

                              CAPITAL BENEFITS, LLC
                         Formerly AmeriFirst Fund I, LLC
                          (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - Formation, Nature of Business, and Management Plans

Capital Benefits, LLC (formerly known as AmeriFirst Fund I, LLC) (referred to as the "Fund") was organized on April 22, 2002 to offer units in a securitized pool of life insurance policies. The Fund will provide living benefits to medically impaired persons of all ages and senior citizens, age 65 and older with life expectancies based solely on actuarial tables in exchange for ownership of their life insurance policies. A life settlement is the payment of cash in return for an assignment of ownership or beneficial interest in and the right to receive the face value of a life insurance policy. The Fund will purchase life insurance policies from Asset Settlement Group, Inc., formerly AmeriFirst Funding Group, Inc. (the "Provider"), a related party. The Provider will assign and/or transfer beneficial interest to the Fund.

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

The Fund has not commenced principal operations as of August 12, 2005. The Fund will be offering and selling to the public a minimum of 2,500 units and up to a maximum of 100,000 units at $1,000 per unit, with an initial minimum investment of 100 units (the "Offering"). The units are being offered on a "best efforts" basis by AmeriFirst Capital Corp., an affiliate of the Manager and Provider. The proceeds of the Offering will be held in escrow with a bank until the $2,500,000 minimum amount is received. If the minimum amount is not received by October 17, 2005, except if extended for an additional six months until April 17, 2006, then all subscription amounts (including interest), will be returned to all subscribers. These factors raise substantial doubt as to the Fund's ability to continue as a going concern. The ability of the Fund to continue as a going concern is dependent upon the success of the Fund to raise the $2,500,000 minimum subscription amount needed within the specified time pursuant to the Fund's operating agreement. The financial statements do not include any adjustments that might be necessary should the Fund be unable to continue as a going concern.

NOTE 2 - Related Party Transactions

On February 13, 2003, the Fund and AmeriFirst, Inc. ("AmeriFirst, Inc.") entered into an expense agreement, as restated on December 23, 2003 (the "Agreement"). Such Agreement provides that the Fund is not required to repay amounts due to AmeriFirst, Inc. arising from expenses incurred on its behalf by AmeriFirst, Inc., or for services rendered by AmeriFirst, Inc. to the Fund through the date of the Agreement. In addition, AmeriFirst, Inc. will not charge the Fund for expenses incurred on its behalf by AmeriFirst, Inc. for services rendered to the Fund subsequent to February 13, 2003.

The Fund recorded the cumulative effect of this Agreement as a contribution to capital which has aggregated to $564,912 through June 30, 2005. During the six months ended June 30, 2005, the Fund received $49,169 of contribution from AmeriFirst, Inc. for organizational costs, offering expenses and deferred offering costs incurred by the Fund. The Fund recorded the monies received as contributed capital.

NOTE 3 - Basis of Presentation

Our accompanying unaudited condensed financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the six and three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period or the full year. The condensed financial statements should be read in conjunction with the notes to the financial statements and in conjunction with the Fund's audited financial statements for the year ended December 31, 2004, which are included in the Fund's annual report on Form 10-KSB for the year ended December 31, 2004. The accounting policies used to prepare the condensed financial statements are consistent with those described in the December 31, 2004 financial statements.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Forward Looking Statements

Statements in this Item 2 "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this report are certain statements which are not historical or current fact and constitute "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of l933 and
Section 21E of the Securities Act of l934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of Capital Benefits, LLC (the "Fund") to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Such forward looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and our most recent results. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "may", "will", "potential", "opportunity", "believes", "belief", "expects", "intends", "estimates", "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the reports and registration statements of the Fund filed with the Securities and Exchange Commission.

Background

Capital Benefits, LLC, formerly known as AmeriFirst Fund I, LLC ("we", "us", "our" or the "Fund") was formed in the State of Delaware in April 2002 and reincorporated in Florida in September 2002 as a Florida limited liability company. The Fund was formed solely for the restricted, limited purpose of purchasing life insurance policies at a discount to face value from medically impaired persons of all ages, and senior citizens, age 65 and older with estimated life expectancies based solely on actuarial tables, to create a pool of life insurance policies. We are offering a minimum of 2,500 units and up to a maximum of 100,000 units at $1,000 per unit (the "Offering"). Each member of the Fund is entitled to his or her proportionate beneficial interest in the income to be generated from the life insurance policies. As of August 12, 2005, the Fund has not begun its operations. Set forth below is the Fund's plan of operation for the next twelve months in lieu of a discussion and analysis of the financial condition and results of operations of the Fund.

Twelve Month Plan of Operation

As of June 30, 2005, the Fund had $203 of assets. At December 31, 2004, the Fund determined that the deferred offering costs of $342,661 had no future benefit and accordingly, the Fund wrote off the deferred offering costs, which is shown as an impairment on the statement of operations in the Fund's Annual Report on Form 10-KSB for its fiscal year ended December 31, 2004.

Total liabilities of $218,100 as of September 30, 2002, owed by the Fund for organizational and offering expenses to AmeriFirst, Inc. ("AmeriFirst, Inc"), the holding company controlled by John Tooke, were forgiven by AmeriFirst, Inc. on February 13, 2003, and recorded as contributed capital. This occurred pursuant to the Expense Agreement under which AmeriFirst, Inc. agreed to pay at its own expense, all organizational and offering expenses of the Offering including without limitation, legal and accounting expenses, photocopy costs, selling expenses, and filing fees paid to the SEC and state securities commissions. Accordingly, the Fund will receive all proceeds from the Offering. The Fund had total liabilities of $46,334 as of June 30, 2005, primarily consisting of professional fees. As a result of the foregoing, the Fund had total liabilities and member's deficiency of $203 at June 30, 2005.

Total contributed capital from April 22, 2002 (Inception) through June 30, 2005, was $564,912. During the next 12 months, if we raise at least $2,500,000, we plan to purchase a pool of life insurance policies, created by the purchase of insurance policies at a discount from the face amount of the policies from medically impaired persons of all ages, and senior citizens, age 65 and older with estimated life expectancies based solely on actuarial tables. Upon raising $2.5 million and the release of such funds from escrow, our Manager will purchase a pool of life insurance policies.

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

John Tooke, Chief Executive Officer and controlling shareholder of our underwriter, AmeriFirst Capital Corp. (the "Underwriter") and controlling shareholder of our manager, AmeriFirst Financial Services, Inc. (the "Manager") and our provider, Asset Settlement Group, Inc. (the "Provider"), has extensive experience in investment banking and selling mortgage backed securities. Although he has no actual experience in purchasing life settlement policies, he has researched the life settlements industry since at least April 2001 and conducted all organizational activities necessary for the Fund. Our Manager intends to service the insurance policies with experienced employees it has hired, as described below. However, our Manager may outsource any or all of the non-financial services of servicing the life insurance policies to an unaffiliated third party servicer to assist us in reviewing each policy, closing the purchases of such policies, monitoring life status of the insureds and filing death benefit claims. Our Manager has entered into agreements with four unaffiliated organizations to conduct its medical due diligence review to determine estimated life expectancies and with one of such companies to track the status of the insured. Neither the Fund nor our Manager, Provider or Underwriter has entered into any other arrangements, agreements or understandings with any third parties to act as our servicer. If it did enter into such an agreement, the Fund would be dependent upon the services of third parties for its overall success.

We do not anticipate hiring any employees or acquiring any fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve (12) months since we will be utilizing the personnel and office equipment of our Manager, Provider and their affiliate, AmeriFirst, Inc. As of August 12, 2005, our Manager, Provider and their affiliate, AmeriFirst, Inc., employed a total of 11 persons, including John Tooke, a senior software architect, in-house legal staff, accounting staff, insurance review, insurance analyst, policy administration, computer and data personnel, customer service, medical administration and administrative assistants. For purposes of calculating the foregoing number of aggregate employees of our Underwriter and AmeriFirst, Inc., John Tooke, an employee of each of our Underwriter and AmeriFirst, Inc., was regarded as one employee.

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

Item 3.  Controls and Procedures

As of the end of the period covered by this report, the Fund's management, including our Manager's principal executive officer and principal financial officer, evaluated the effectiveness of the design of the Fund's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.

Based on that evaluation, the Fund's management, including our Manager's principal executive officer and principal financial officer, concluded that the Fund's disclosure controls and procedures were effective, in all material respects, to ensure that the information required to be disclosed in the reports the Fund files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes (including corrective actions with regards to significant deficiencies and material weaknesses) in the Fund's internal controls or in other factors subsequent to the date the Fund carried out its evaluation that could significantly affect these controls.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On May 14, 2003, our Registration Statement on Form S-1 (Registration No.:
333-98651), as amended, was initially declared effective with the Securities and Exchange Commission ("SEC") for the initial public offering of up to a maximum of 100,000 units of ownership interest in the Fund at $1,000 per unit for an aggregate purchase price of $100,000,000. The Offering commenced on or about May 14, 2003. On May 4, 2004, Post-Effective Amendment No. 4 to the Registration Statement was declared effective with the SEC and the Offering is being made pursuant to the final Prospectus dated May 4, 2004. Our Underwriter, AmeriFirst Capital Corp., an NASD licensed broker-dealer, who is also an affiliate of our Manager, is offering and selling the units, but it may also engage other NASD broker-dealers and foreign dealers not licensed with the NASD, provided such foreign dealers are in compliance with their respective country's laws, to sell our units. As of August 12, 2005, no units have been sold.

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

From May 14, 2003, the initial effective date of the registration statement, to June 30, 2005, an aggregate of approximately $166,000 in expenses were incurred on the account of the Fund in connection with the registration statement for the sale of the units.

Item 6.   Exhibits.

         (a)   Exhibits.

         Exhibit Number             Description
         --------------             -----------

              31* Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

              32* Certification of principal executive officer and principal financial officer pursuant to
                                    Section 1350 of the Sarbanes-Oxley Act of
                                    2002.

         -----------

*     Filed with this report

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   August 15, 2005                    Capital Benefits, LLC

                                            By:  AmeriFirst Financial Services,
                                                 Inc., its Manager

                                                 /s/ Brittany M. Ellis
                                                 ---------------------
                                                 Brittany M. Ellis
                                                 President